Form 10-Q
period 2022-03-31
Gores Holdings IX, Inc.
filed 2022-05-13
CIK 1894630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

Commission File Number: 001-41215

GORES HOLDINGS IX, INC.

(Exact name of registrant as specified in its Charter)

Delaware	86-1593799
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6260 Lookout Rd.
Boulder, CO	80301
(Address of principal executive offices)	(Zip Code)

(310) 209-3010

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock	GHIX	The Nasdaq Stock Market, LLC
Warrants	GHIXW	The Nasdaq Stock Market, LLC
Units	GHIXU	The Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☒ No ☐

The registrant was not a public company as of June 30, 2021, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of May 13, 2022, there were 52,500,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share, and 13,125,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES HOLDINGS IX, INC.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
CURRENT ASSETS:	(unaudited)
Cash	$361,261	$147,160
Prepaid expenses	1,711,465	—
Deferred offering costs	—	337,544
Total current assets	2,072,726	484,704
Investments held in Trust Account	525,051,325	—
Total assets	$527,124,051	$484,704

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accrued expenses, formation and offering costs	$343,578	$161,746
State franchise tax accrual	50,000	4,070
Public warrants derivative liability	11,725,000	—
Private warrants derivative liability	5,583,333	—
Notes payable - related party	600,000	300,000
Total current liabilities	18,301,911	465,816
Deferred underwriting compensation	18,375,000	—
Total liabilities	$36,676,911	$465,816

Commitments and contingencies
Class A subject to possible redemption, 52,500,000 and -0- shares at March 31, 2022 and December 31, 2021, respectively (at redemption value of $10 per share)	525,000,000	—
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized, none issued or outstanding	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 13,125,000 and 15,093,750 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,313	1,509
Additional paid-in-capital	—	23,491
Accumulated deficit	(34,554,173)	(6,112)

Total stockholder's equity (deficit)	(34,552,860)	18,888

Total liabilities and stockholder's equity (deficit)	$527,124,051	$484,704

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS IX, INC.

CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2022

(Unaudited)

Revenues	$—
Professional fees and other expenses	(373,087)
State franchise taxes, other than income tax	(50,000)
Net loss from operations	(423,087)
Loss from change in fair value of warrant liability	(1,033,333)
Allocated expense for warrant issuance cost	(617,225)
Other income - dividend income	51,325
Net loss before income taxes	$(2,022,320)
Provision for income tax	—
Net loss attributable to common shares	$(2,022,320)

Net loss per common share:
Basic and diluted weighted average shares outstanding, Class A common stock	$(0.72)
Basic and diluted weighted average shares outstanding, Class F common stock	$(0.72)

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS IX, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022

(Unaudited)

	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2022	-	$-	15,093,750	$1,509	$23,491	$(6,112)	$18,888
Forfeited Class F Common stock by Sponsor	-	-	(1,968,750)	(197)	197	-	-
Excess of fair value paid by founders for warrants	-	-	-	-	7,250,000	-	7,250,000
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	-	-	-	-	(7,273,688)	-	(7,273,688)
Subsequent measurement of Class A Common Stock subject to redemption against accumulated deficit	-	-	-	-	-	(32,525,741)	(32,525,740)
Net loss	-	-	-	-	-	(2,022,320)	(2,022,320)
Balance at March 31, 2022	-	$-	13,125,000	$1,312	$-	$(34,554,173)	$(34,552,860)

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS IX, INC.

CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2022

(Unaudited)

Cash flows from operating activities:
Net loss	$(2,022,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Allocated expense for warrant issuance cost	617,225
Dividends reinvested in the Trust Account	(51,325)
Loss from change in fair value of warrant liability	1,033,333
Changes in operating assets and liabilities:
Changes in state franchise tax accrual	45,930
Changes in prepaid assets	(1,711,465)
Changes in accrued expenses, formation and offering costs	181,832
Net cash used in operating activities	(1,906,790)
Cash flows from investing activities:
Cash deposited in Trust Account	(525,000,000)
Net cash used in investing activities	(525,000,000)
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	525,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	12,500,000
Proceeds from notes payable – related party	600,000
Repayment of notes and advances payable – related party	(300,000)
Payment of underwriters’ discounts and commissions	(10,500,000)
Payment of accrued offering costs	(179,109)
Net cash provided by financing activities	527,120,891
Net change in cash	214,101
Cash at beginning of period	147,160
Cash at end of period	$361,261

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses	$225,268
Deferred underwriting compensation	$18,375,000
Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$4,070

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS IX, INC.

NOTES TO THE UNAUDITED, INTERIM, CONDENSED FINANCIAL STATEMENTS

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

At March 31, 2022, the Company had not commenced any operations. All activity for the period from July 8, 2021, date which operations commenced, through March 31, 2022 relates to the Company’s formation and initial public offering (“Public Offering”) described below and subsequently to the Company's search for a prospective initial Business Combination. The Company subsequently completed the Public Offering on January 14, 2022 (the “IPO Closing Date”). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. Subsequent to the Public Offering, the Company will generate non-operating income in the form of interest and/or dividend income from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below)

Financing

Upon the IPO Closing Date and the sale of the Private Placement Warrants, an aggregate of $525,000,000 was placed in a Trust Account with Deutsche Bank Trust Company Americas (the “Trust Account”) acting as Trustee.

The Company intends to finance a Business Combination with the net proceeds from its $525,000,000 Public Offering and its sale of $12,500,000 of Private Placement Warrants.

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, (the “Investment Company Act”) as amended, that invest only in direct U.S. government obligations. As of March 31, 2022, the Trust Account consisted of money market funds.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to fund regulatory compliance requirements and other costs related thereto (a “Regulatory Withdrawal”) for a maximum 24 months and/or additional amounts necessary to pay franchise and income taxes, if any, none of the funds held in trust will be released until the earliest of: (i) the completion of the Business Combination; or (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination within 24 months from the closing of the Public Offering; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering, subject to the requirements of law and stock exchange rules.

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

The Company will have 24 months from the IPO Closing Date to complete its Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest income, but less taxes payable (less up to $100,000 of such net interest income to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire public shares of common stock, they will be entitled to a pro rata share of the Trust Account in the event the Company does not complete a Business Combination within the required time period.

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2022 and the results of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2022, are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2022. While the Company was formed on January 19, 2021, there were no transactions or operations between inception and July 8, 2021. Therefore, these financials statements do not include comparative statements to prior 2021 periods.

Net Loss Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class F Common Stock (the “Founders Shares”). Net loss per common share is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. At March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net loss per common share is the same as basic net loss per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock.

	For the Three Months Ended March 31, 2022
	Class A	Class F
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(32,364,949)	$(9,456,799)

Denominator:
Weighted-average shares outstanding	44,919,000	13,125,000
Basic and diluted net loss per share	$(0.72)	$(0.72)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution as well as the Trust Account, which at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) approximates the carrying amounts represented in the balance sheet.

Fair Value Measurement

ASC 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements).

Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.

The three levels of the fair value hierarchy under ASC 820 are as follows:

Level I—Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

Level II—Pricing inputs are other than quoted prices included within Level I that are observable for the investment, either directly or indirectly. Level II pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level III—Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.

In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the investment is categorized in its entirety is determined based on the lowest level input that is significant to the investment. Assessing the significance of a particular input to the valuation of an investment in its entirety requires judgment and considers factors specific to the investment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment.

Derivative Liabilities

The Company evaluated the Warrants (as defined below in Note 3 – Public Offering) and Private Placement Warrants (as defined below in Note 4 – Related Party Transactions) (collectively, “Warrant Securities”) in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC 815, the Warrant Securities are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”. Offering costs were $29,391,653 (including $28,875,000 in underwriters’ fees) consisting principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and are charged to equity upon the completion of the Public Offering. Since the Company is required to classify the warrants as derivative liabilities, offering costs totaling $617,225 are reflected as an expense in the statements of operations.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022 and December 31, 2021.

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

Investments Held in Trust Account

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination by January 14, 2024; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination by January 14, 2024, subject to the requirements of law and stock exchange rules. As of December 31, 2021, the Trust Account was not yet created, therefore the Company had no assets in the Trust Account. At March 31, 2022, the Company had $525,051,325 in the Trust Account which may be utilized for Business Combinations. At March 31, 2022, the Trust Account consisted of money market funds, which are presented at fair value.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s statements of operations. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

In addition, at March 31, 2022 and December 31, 2021, the Company had current liabilities of $18,301,911 and $465,816, respectively, and a working capital deficit of ($16,229,185) and ($318,656), respectively. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after March 31, 2022 and amounts are continuing to accrue. The aforementioned working capital deficit raises substantial doubt on the entity’s ability to continue as a going concern. However, the majority of the working capital deficit is comprised of the non-cash liability associated with warrant liabilities that will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.. And in order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide the Company with additional working capital via a Sponsor Loan (see Note 4). As such, management believes that substantial doubt is alleviated.

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at January 14, 2022 was a liability of $11,025,000. At March 31, 2022, the fair value has increased to $11,725,000. The change in fair value of $700,000 is reflected as a loss in the statements of operations.

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

Our Class A Common Stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of March 31, 2022, the Class A Common Stock reflected on the balance sheet are reconciled in the following table. The accretion of carrying value to redemption value was recognized on March 31, 2022:

As of March 31, 2022
Gross proceeds	$525,000,000
Less:
Proceeds allocated to public warrants	(11,025,000)
Class A shares issuance costs	(28,774,428)
Plus:
Accretion of carrying value to redemption value	39,799,428
Contingently redeemable Class A Common Stock	$525,000,000

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

At March 31, 2022 and December 31, 2021, there was an aggregate of 13,125,000 and 15,093,750 Founder Shares outstanding, respectively. The Founder Shares are identical to the Class A Common Stock included in the Units sold in the Public Offering except that the Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

The sale of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Warrants issued upon the conversion of working capital loans, if any, hold registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A Common Stock) pursuant to a registration rights agreement entered into by the Company, the Sponsor and the other security holders named therein on January 14, 2022. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Sponsor Loan

On July 8, 2021, the Company borrowed $300,000 by the issuance of an unsecured promissory note from the Sponsor for $300,000 to cover expenses related to the Public Offering. This Note was non-interest bearing and payable on the earlier of January 31, 2023 or the completion of the Public Offering. The Note was repaid upon completion of the Public Offering. This facility is no longer available.

On February 7, 2022, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for ongoing operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) January 31, 2023 or (ii) the date on which the

Company consummates the Business Combination. As of March 31, 2022, the amount advanced by Sponsor to the Company was $600,000.

Administrative Services Agreement

The Company entered into an administrative services agreement pursuant to which it agreed to pay to an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial support. Services commenced on January 11, 2022 (the date the securities were first listed on the The Nasdaq Stock Market) and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.

For the three months ending March 31, 2022, the Company incurred and paid the affiliate $52,903.

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

6.       Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The Company’s effective tax rates differ from the federal statutory rate primarily due to the fair value on instruments treated as debt for GAAP and equity for tax purposes, which is not deductible for income tax purposes, for 2022.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended March 31, 2022. As of March 31, 2022 and December 31, 2021, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

7.       Fair Value Measurement

The Company complies with ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. ASC 820 determines fair value to be the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

Warrants

The Company has determined that warrants issued in connection with its initial public offering in January 2022 are subject to treatment as a liability. The Company utilized a Monte Carlo simulation methodology to value the warrants for periods prior to public warrant trading and observable transactions for subsequent periods, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in March 2022. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of March 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. At March 31, 2022, there were observable transactions and adequate trading volume in the Company’s public warrants to provide a reliable indication of value. The Public Warrants were valued at $0.67 at March 31, 2022. The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants.

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public and Private Warrants as of March 31, 2022, is classified as Level 1 and Level 2, respectively, due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities.

As of March 31, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $5.6 million and approximately $11.7 million, respectively, based on the closing price of GHIXW on that date of $0.67.

As of January 14, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $11.0 million and approximately $5.3 million, respectively, based on the closing price of GHIXU on that date of $10.00.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	March 31,	Active Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Investments Held in Trust Account	$525,051,325	$525,051,325	$—	$—

Public warrants	$(11,725,000)	$(11,725,000)	$—	$—
Private placement warrants	$(5,583,333)	$—	$(5,583,333)	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Level 1, 2, and 3 in the period ended March 31, 2022

8.       Stockholders’ Deficit

Common Stock

The Company is authorized to issue 400,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 40,000,000 shares of Class F Common Stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2022, and December 31, 2021 there were 52,500,000 and -0- shares of Class A Common Stock and 13,125,000 and 15,093,750 shares of Class F Common Stock issued and outstanding, respectively

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2022, there were no shares of preferred stock issued or outstanding.

9.       Risk and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. Additionally, various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

10.       Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited, interim, condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited, interim, condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes related thereto which are included in “Item 1. Financial Statements” of this Quarterly Report on Form 10‑Q.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10‑Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10‑Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

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

Results of Operations

For the three months ended March 31, 2022, the Company had a net loss of ($2,022,320) of which ($1,033,333) is a non-cash loss related to the change in fair value of the warrant liability. Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by January 14, 2024. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying unaudited financial statements, at March 31, 2022, the Company had $361,261 in cash and deferred offering costs of $18,375,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

Liquidity and Capital Resources

On July 8, 2021, the Sponsor purchased 15,093,750 shares of Class F Common Stock, par value $0.0001 per share, of the Company (the “Founder Shares”) for $25,000, or approximately $0.002 per share. On January 11, 2022, the Sponsor transferred 25,000 Founder Shares to each of the independent directors at their original purchase price. On February 28, 2021, the Sponsor forfeited 1,968,750 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option, so that the Founder Shares held by the Initial Stockholders would represent 20% of the outstanding shares of common stock. The Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s certificate of incorporation.

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

On July 8, 2021, the Company borrowed $300,000 by the issuance of an unsecured promissory note from the Sponsor for $300,000 to cover expenses related to the Public Offering. This Note was non-interest bearing and payable on the earlier of January 31, 2023 or the completion of the Public Offering. The Note was repaid upon completion of the Public Offering. This facility is no longer available.

On February 7, 2022, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for ongoing operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) January 31, 2023 or (ii) the date on which the Company consummates the Business Combination. As of March 31, 2022, the amount advanced by Sponsor to the Company was $600,000.

As of March 31, 2022 and December 31, 2021, the Company had cash held outside of the Trust Account of approximately $361,261 and $147,160, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $900,000, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

At March 31, 2022 and December 31, 2021, the Company had current liabilities of $18,301,911 and $465,816 and a working capital deficit of ($16,229,185) and ($318,656), respectively, the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after March 31, 2022 and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

As of March 31, 2022 and December 31, 2021, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to an affiliate of the Sponsor for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

The underwriters are entitled to underwriting discounts and commissions of 5.5% ($28,875,000), of which 2.0% ($10,500,000) was paid upon close of the Public Offering, and 3.5% ($18,375,000) was deferred. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the Deferred Discount.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the three months ended March 31, 2022 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of March 31, 2022, $525,051,325 (including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of March 31, 2022, investment securities in the Company’s Trust Account consist of $525,051,325in money market funds. As of March 31, 2022, the effective annualized rate of return generated by our investments was approximately .0038%.

We have not engaged in any hedging activities during the three months ended March 31, 2022. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. While we have processes to identify and appropriately apply applicable accounting requirements, we have enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus filed with the SEC on January 13, 2022 and our Annual Report on Form 10-K filed with the SEC on March 24, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on January 13, 2021 or our Annual Report on Form 10-K filed with the SEC on March 24, 2022 except for the below.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules, may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation, restrictions on the nature of our investments, restrictions on the issuance of securities, and restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our Business Combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation, registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure); adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

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

The 2022 Proposed Rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is uncertainty in the SEC’s view of the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Through March 31, 2022, we incurred $11,016,653 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $10,500,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $18,375,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated January 13, 2022 which was filed with the SEC.

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

As of March 31, 2022, after giving effect to our Public Offering and our operations subsequent thereto, approximately $525,051,325 was held in the Trust Account, and we had approximately $361,261 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10‑Q.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2022).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Registrant on January 7, 2022).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1 filed by the Registrant on January 7, 2022).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on January 7, 2022).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 filed with the Form S-1 filed by the Registrant on January 7, 2022).

4.4

Warrant Agreement, dated January 11, 2022, between the Company and Computershare, Inc., as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES HOLDINGS IX, INC.

Date: May 13, 2022	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)