Form 10-Q
period 2022-06-30
Gores Holdings IX, Inc.
filed 2022-08-16
CIK 1894630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 52,500,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share, and 13,125,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES HOLDINGS IX, INC.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
CURRENT ASSETS:	(unaudited)
Cash	$14,976	$147,160
Prepaid expenses	1,457,476	—
Deferred offering costs	—	337,544
Total current assets	1,472,452	484,704
Investments held in Trust Account	525,708,877	—
Total assets	$527,181,329	$484,704

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accrued expenses, formation and offering costs	$46,537	$161,746
State franchise tax accrual	100,000	4,070
Notes payable - related party	600,000	300,000
Total current liabilities	746,537	465,816
Public warrants derivative liability	7,525,000	—
Private warrants derivative liability	3,583,333	—
Deferred underwriting compensation	18,375,000	—
Total liabilities	$30,229,870	$465,816

Commitments and contingencies
Class A subject to possible redemption, 52,500,000 and -0- shares at June 30, 2022 and December 31, 2021, respectively (at redemption value of $10 per share)	525,000,000	—
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized, none issued or outstanding	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 13,125,000 and 15,093,750 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,313	1,509
Additional paid-in-capital	—	23,491
Accumulated deficit	(28,049,854)	(6,112)

Total stockholder's equity (deficit)	(28,048,541)	18,888

Total liabilities and stockholder's equity (deficit)	$527,181,329	$484,704

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS IX, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three	Six
	Months Ended	Months Ended
	June 30, 2022	June 30, 2022
Revenues	$—	$—
Professional fees and other expenses	(354,557)	(727,644)
State franchise taxes, other than income tax	(50,000)	(100,000)
Net loss from operations	(404,557)	(827,644)
Gain from change in fair value of public and private warrant liabilities	6,200,000	5,166,667
Allocated expense for warrant issuance cost	—	(617,225)
Other income - dividend income	708,876	760,201
Net income before income taxes	$6,504,319	$4,481,999
Provision for income tax	—	—
Net income attributable to common shares	$6,504,319	$4,481,999

Net gain/(loss) per common share:
Weighted average shares outstanding of Class A common stock	52,500,000	48,730,500
Basic and diluted weighted average shares outstanding, Class A common stock	$0.10	$(0.57)
Weighted average shares outstanding of Class F common stock	13,125,000	13,125,000
Basic and diluted weighted average shares outstanding, Class F common stock	$0.10	$(0.57)

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS IX, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Three and Six Months Ended June 30, 2022
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2022	-	$-	15,093,750	$1,509	$23,491	$(6,112)	$18,888
Forfeited Class F Common stock by Sponsor	-	-	(1,968,750)	(197)	197	-	-
Excess of fair value paid by founders for warrants	-	-	-	-	7,250,000	-	7,250,000
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	-	-	-	-	(7,273,688)	-	(7,273,688)
Subsequent measurement of Class A Common Stock subject to redemption against accumulated deficit	-	-	-	-	-	(32,525,741)	(32,525,740)
Net income	-	-	-	-	-	(2,022,320)	(2,022,320)
Balance at March 31, 2022	-	$-	13,125,000	$1,313	$-	$(34,554,173)	$(34,552,860)
Net income	-	-	-	-	-	6,504,319	6,504,319
Balance at June 30, 2022	-	$-	13,125,000	$1,313	$-	$(28,049,854)	$(28,048,541)

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS IX, INC.

CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2022

(Unaudited)

Cash flows from operating activities:
Net income	$4,481,999
Adjustments to reconcile net income to net cash used in operating activities:
Allocated expense for warrant issuance cost	617,225
Dividends reinvested in the Trust Account	(708,876)
Gain from change in fair value of private and public warrant liabilities	(5,166,667)
Changes in operating assets and liabilities:
State franchise tax accrual	95,930
Prepaid assets	(1,457,476)
Accrued expenses, formation and offering costs	(115,210)
Net cash used in operating activities	(2,253,075)
Cash flows from investing activities:
Cash deposited in Trust Account	(525,000,000)
Net cash used in investing activities	(525,000,000)
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	525,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	12,500,000
Proceeds from notes payable – related party	600,000
Repayment of notes and advances payable – related party	(300,000)
Payment of underwriters’ discounts and commissions	(10,500,000)
Payment of accrued offering costs	(179,109)
Net cash provided by financing activities	527,120,891
Net change in cash	(132,184)
Cash at beginning of period	147,160
Cash at end of period	$14,976

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses, formation and offering costs	$337,544
Deferred underwriting compensation	$18,375,000
Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$4,070

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

At June 30, 2022, the Company had not commenced any operations. All activity for the period from July 8, 2021, date which operations commenced, through June 30, 2022 relates to the Company’s formation and initial public offering (“Public Offering”) described below and subsequently to the Company's search for a prospective initial Business Combination. The Company subsequently completed the Public Offering on January 14, 2022 (the “IPO Closing Date”). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. Subsequent to the Public Offering, the Company will generate non-operating income in the form of interest and/or dividend income from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

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

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, (the “Investment Company Act”) as amended, that invest only in direct U.S. government obligations. As of June 30, 2022, the Trust Account consisted of money market funds.

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

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startup (“JOBS”) Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

2.       Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2022 and the results of operations and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying condensed unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2022. While the Company was formed on January 19, 2021, there were no transactions or operations between inception and July 8, 2021. Therefore, these financials statements do not include comparative statements to prior 2021 periods.

Net Gain/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class F Common Stock (the “Founders Shares”). Net gain/(loss) per common share is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. At June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net gain/(loss) per common share is the same as basic net gain/(loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net gain/(loss) per share for each class of common stock.

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Class A	Class F	Class A	Class F
Basic and diluted net gain/(loss) per share:
Numerator:
Allocation of net gain/(loss) including accretion of temporary equity	$5,203,455	$1,300,864	$(27,823,492)	$(7,493,938)

Denominator:
Weighted-average shares outstanding	52,500,000	13,125,000	48,730,500	13,125,000
Basic and diluted net gain/(loss) per share	$0.10	$0.10	$(0.57)	$(0.57)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution as well as the Trust Account, which at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”. Offering costs were $29,391,653 (including $28,875,000 in underwriters’ fees) consisting principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and are charged to equity upon the completion of the Public Offering. Since the Company is required to classify the warrants as derivative liabilities, offering costs totaling $617,225 are reflected as an expense in the condensed statements of operations.

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

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022 and December 31, 2021.

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

Investments Held in Trust Account

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination by January 14, 2024; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination by January 14, 2024, subject to the requirements of law and stock exchange rules. As of December 31, 2021, the Trust Account was not yet created, therefore the Company had no assets in the Trust Account. At June 30, 2022, the Company had $525,708,877 in the Trust Account which may be utilized for Business Combinations. At June 30, 2022, the Trust Account consisted of money market funds, which are presented at fair value.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements based on current operations of the Company.  The impact of any recently issued accounting standards will be re-evaluated on a regular basis or if a Business Combination is completed where the impact could be material.

Liquidity and Going Concern Consideration

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

In addition, at June 30, 2022 and December 31, 2021, the Company had current liabilities of $746,537 and $465,816, respectively, and working capital (deficit) of $725,915 and ($318,656), respectively. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after June 30, 2022 and amounts are continuing to accrue. The aforementioned working capital deficit raises substantial doubt on the entity’s ability to continue as a going concern. However, the majority of the working capital deficit is comprised of the non-cash liability associated with warrant liabilities that will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred. And in order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide the Company with additional working capital via a Sponsor Loan (see Note 4). As such, management believes that substantial doubt is alleviated.

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at January 14, 2022 was a liability of $11,025,000. At June 30, 2022, the fair value has decreased to $7,525,000. The change in fair value of $3,500,000 is reflected as a gain in the condensed statements of operations.

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

As of June 30, 2022, the Class A Common Stock reflected on the condensed balance sheet is reconciled in the following table. The accretion of carrying value to redemption value was recognized on March 31, 2022, and there has been no additional accretion for the three months ended June 30, 2022:

As of June 30, 2022
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

At June 30, 2022 and December 31, 2021, there was an aggregate of 13,125,000 and 15,093,750 Founder Shares outstanding, respectively. The Founder Shares are identical to the Class A Common Stock included in the Units sold in the Public Offering except that the Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

The sale of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

On February 7, 2022, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for ongoing operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) January 31, 2023 or (ii) the date on which the

Company consummates the Business Combination. As of June 30, 2022 and December 31, 2021, the amount advanced by Sponsor to the Company was $600,000 and $300,000, respectively.

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

For the three and six months ended June 30, 2022, the Company incurred and paid the affiliate $60,000 and $112,903, respectively.

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

6.       Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The Company’s effective tax rates differ from the federal statutory rate primarily due to the fair value on instruments treated as debt for U.S. GAAP and equity for tax purposes, which is not deductible for income tax purposes, for 2022.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

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

Warrants

The Company has determined that warrants issued in connection with its initial public offering in January 2022 are subject to treatment as a liability. The Company utilized a Monte Carlo simulation methodology to value the warrants for periods prior to public warrant trading and observable transactions for subsequent periods, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in March 2022. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of March 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. On June 30, 2022, the Company utilized a Monte Carlo simulation methodology to value the warrants due to a lack of adequate trading volume in the Company’s public warrants on that date. The Public Warrants were valued at $0.43 at June 30, 2022. The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants.

As of June 30, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $3.6 million and approximately $7.5 million, respectively, based on the fair value of GHIXW on that date of $0.43.

As of January 14, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $11.0 million and approximately $5.3 million, respectively, based on the closing price of GHIXU on that date of $10.00.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	June 30,	Active Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Investments Held in Trust Account	$525,708,877	$525,708,877	$—	$—

Public warrants	$(7,525,000)	$—	$—	$(7,525,000)
Private placement warrants	$(3,583,333)	$—	$—	$(3,583,333)

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. Due to insufficient trading volume of warrants on June 30, 2022, additional valuation methods in addition to listed price were utilized and both Public and Private warrants were moved to Level 3.

8.       Stockholders’ Equity/(Deficit)

Common Stock

The Company is authorized to issue 400,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 40,000,000 shares of Class F Common Stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2022, and December 31, 2021 there were 52,500,000 and -0- shares of Class A Common Stock and 13,125,000 and 15,093,750 shares of Class F Common Stock issued and outstanding, respectively

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

9.       Risk and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. Additionally, various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

10.       Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited, interim, condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited, interim, condensed financial statements.

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

Results of Operations

For the three months ended June 30, 2022, the Company had net income of $6,504,319 of which $6,200,000 is a non-cash gain related to the change in fair value of the warrant liability.

For the six months ended June 30, 2022, the Company had net income of $4,481,999 of which $5,166,667 is a non-cash gain related to the change in fair value of the warrant liability.

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

As indicated in the accompanying condensed unaudited financial statements, at June 30, 2022, the Company had $14,976 in cash and deferred offering costs of $18,375,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

On February 7, 2022, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for ongoing operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) January 31, 2023 or (ii) the date on which the Company consummates the Business Combination. As of June 30, 2022 and December 31, 2021, the amount advanced by Sponsor to the Company was $600,000 and $300,000, respectively.

As of June 30, 2022 and December 31, 2021, the Company had cash held outside of the Trust Account of approximately $14,976 and $147,160, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $900,000, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

At June 30, 2022 and December 31, 2021, the Company had current liabilities of $746,537 and $465,816 and working capital (deficit) of $725,915 and ($318,656), respectively, the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after June 30, 2022 and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

As of June 30, 2022 and December 31, 2021, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to an affiliate of the Sponsor for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the six months ended June 30, 2022 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of June 30, 2022, $525,708,877 (including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of June 30, 2022, investment securities in the Company’s Trust Account consist of $525,708,877 in money market funds. As of June 30, 2022, the effective annualized rate of return generated by our investments was approximately .0221%.

We have not engaged in any hedging activities during the three and six months ended June 30, 2022. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. While we have processes to identify and appropriately apply applicable accounting requirements, we have enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.

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

Through June 30, 2022, we incurred $11,016,653 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $10,500,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $18,375,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated January 13, 2022 which was filed with the SEC.

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

As of June 30, 2022, after giving effect to our Public Offering and our operations subsequent thereto, $525,708,877 was held in the Trust Account, and we had $14,976 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

GORES HOLDINGS IX, INC.

Date: August 15, 2022	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)