Form 10-K
period 2022-12-31
Gores Holdings IX, Inc.
filed 2023-03-17
CIK 1894630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the registrant’s Class A Common Stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2022, computed by reference to the closing price for the Class A Common Stock on such date, as reported on the Nasdaq Stock Market LLC, was $505.575m.

As of March 16, 2023, there were 52,500,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share, and 13,125,000 shares of the Company’s Class F Common Stock, par value $0.0001 per share, issued and outstanding.

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

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the balance in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”), or an independent accounting firm, with respect to the satisfaction of such criteria.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Specifically, all of our officers and certain of our directors have fiduciary and contractual duties to The Gores Group. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation contains a waiver of the corporate opportunity doctrine, which provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation. The purpose for the surrender of corporate opportunities is to allow officers, directors or other representatives with multiple business affiliations to continue to serve as an officer of our company or on our board of directors. Our officers and directors may from time to time be presented with opportunities that could benefit both another business affiliation and us. In the absence of the “corporate opportunity” waiver in our charter, certain candidates would not be able to serve as an officer or director. We believe we substantially benefit from having representatives who bring significant, relevant and valuable experience to our management, and, as a result, the inclusion of the “corporate opportunity” waiver in our amended and restated certificate of incorporation provides us with greater flexibility to attract and retain the officers and directors that we feel are the best candidates.

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

If any of our directors or officers becomes aware of any business combination target that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination target to such entity prior to presenting such business combination target to us. Our directors and officers currently have fiduciary duties or contractual obligations that may take priority over their duties to us.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this annual report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In addition, we may pay our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination (regardless of the type of transaction that it is). We pay an affiliate of our Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support and to reimburse our Sponsor for any out-of-

pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

We evaluated our internal control procedures for the fiscal year ended December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Summary of Risk Factors

The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

•	We have no operating history and no revenues, and stockholders have no basis on which to evaluate our ability to achieve our business objective.
•	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
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

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak, any continuing supply chain issues, inflation, high interest rates, and the status of debt and equity markets.

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

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete. Please see the section of this Annual Report entitled “Item 1. Business—Stockholders May Not Have the Ability to Approve Our Business Combination” for additional information.

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

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

Global markets are experiencing volatility and disruption following the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Our search for a business combination, and any target business with which we ultimately consummate a business combination may be materially adversely affected by the ongoing coronavirus (“COVID-19”) outbreak and the status of debt and equity markets.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	without limitation, restrictions on the nature of our investments;
•

restrictions on the issuance of securities, and restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our Business Combination. In addition, we may have imposed upon us burdensome requirements, including:

•	without limitation, registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure);
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to

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

We may not have entered into a definitive business combination agreement within 18 months after the effective date of our registration statement relating to the Public Offering, and may not complete our Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company.

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

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

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

As a result, included on our balance sheet as of December 31, 2022 are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

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

General Risk Factors

We have no operating history and no revenues, and investors have no basis on which to evaluate our ability to achieve our business objective.

We have no operating results, and we will not commence operations until completing our initial business combination. Because we lack an operating history, investors have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

Our executive offices are located at 6260 Lookout Road, Boulder, Colorado 80301 and our telephone number is (303) 531-3100. Our executive offices are provided to us by an affiliate of our Sponsor. Commencing on January 11, 2022, we pay an affiliate of our Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

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

As of March 16, 2023, there was one holder of record of our Units, one holder of record of our separately traded shares of Class A Common Stock, two holders of record of our separately traded Warrants, and four holders of record of our Class F Common Stock.

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

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

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

Through December 31, 2022, we incurred $11,016,653 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $10,500,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $18,375,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated January 13, 2022, which was filed with the SEC.

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

As of December 31, 2022, after giving effect to our Public Offering and our operations subsequent thereto, $531,940,494 was held in the Trust Account, and we had $378,072 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

We had not completed our Public Offering as of December 31, 2022. Except as specified herein, this discussion and analysis of our financial condition and results of operations does not give effect to the Public Offering.

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

Results of Operations

For the Year Ended December 31, 2022, the Company had net income of $16,051,936 of which $11,366,667 was a non-cash gain related to the change in fair value of the warrant liability.

For the Period from January 19, 2021 (inception) to December 31, 2021, the Company had a net loss of ($6,112).

Our business activities during the year mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by January 14, 2024. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying financial statements, at December 31, 2022, the Company had $378,072 in cash and deferred offering costs of $18,375,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

On February 7, 2022, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for ongoing operational expenses and certain other expenses in connection with the Business Combination. The note, as amended, is unsecured, non-interest bearing and matures on the earlier of: (i) January 14, 2024 or (ii) the date on which the Company consummates the Business Combination. As of December 31, 2022 and December 31, 2021, the amount advanced by Sponsor to the Company was $600,000 and $300,000, respectively.

As of December 31, 2022 and December 31, 2021, the Company had cash held outside of the Trust Account of approximately $378,072 and $147,160, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $900,000, for a maximum of 24 months and/or additional amounts necessary to pay our franchise and income taxes.

At December 31, 2022 and December 31, 2021, the Company had current liabilities of $949,113 and $465,816 and working capital (deficit) of $373,420 and ($318,656), respectively, the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after December 31, 2022 and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

As of December 31, 2022 and December 31, 2021, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to an affiliate of the Sponsor for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

 Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of December 31, 2022 and the results of operations and cash flows for the periods presented. Operating results for the period ended December 31, 2022 are not necessarily indicative of results that may be expected for the full year or any other period.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2022 and December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the

Business Combination; (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination by January 14, 2024; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination by January 14, 2024, subject to the requirements of law and stock exchange rules. As of December 31, 2021, the Trust Account was not yet created, therefore the Company had no assets in the Trust Account. As of December 31, 2022, the Company had $531,940,494 in the Trust Account which may be utilized for a Business Combination. At December 31, 2022, the Trust Account consisted of money market funds, which are presented at fair value.

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

Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for a smaller reporting company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company continues to evaluate the impact of ASU 2020-06 on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Liquidity and Going Concern Consideration

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have until January 14, 2024 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If the Company does not complete its Business Combination by January 14, 2024, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $100,000 of such net interest which may be distributed to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering. In addition, if the Company fails to complete its Business Combination by January 14, 2024, there will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering. In addition, if the Company fails to complete its Business Combination by January 14, 2024, there will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 14, 2024. The amount of time remaining to finalize a Business Combination does raise substantial doubt in the Company as a going concern.

In addition, at December 31, 2022 and December 31, 2021, the Company had current liabilities of $949,113 and $465,816, respectively, and working capital (deficit) of $373,420 and ($318,656), respectively. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after December 31, 2022 and amounts are continuing to accrue. In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide the Company with additional working capital via a Sponsor Loan (see Note 4).

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

Net loss per common share

The Company has two classes of shares, which are referred to as Class A Common Stock and the Founders Shares. Net income/(loss) per common share is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. At December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the period ended December 31, 2022 consisted solely of organizational activities and activities relating to our Public Offering.

We have not engaged in any hedging activities during the year ended December 31, 2022. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.       Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	62

Balance Sheets as of December 31, 2022 and December 31, 2021	63

Statements of Operations for the Year Ended December 31, 2022 and for the Period from January 19, 2021 (inception) to December 31, 2021	64

Statements of Changes In Stockholders’ Equity/(Deficit) for the Year Ended December 31, 2022 and for the Period from January 19, 2021 (inception) to December 31, 2021	65

Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period from January 19, 2021 (inception) to December 31, 2021	66

Notes to the Financial Statements	67

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Gores Holdings IX, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Gores Holdings IX, Inc.  (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2022 and the period from January 19, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from January 19, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by January 14, 2024 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC
We have served as the Company's auditor since 2021.
New York, New York
March 16, 2023 PCAOB ID #100

GORES HOLDINGS IX, INC.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS:
Current assets:
Cash	$378,072	$147,160
Prepaid expenses	944,461	—
Deferred offering costs	—	337,544
Total current assets	1,322,533	484,704
Investments held in Trust Account	531,940,494	—
Total assets	$533,263,027	$484,704

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accrued expenses, formation and offering costs	$27,446	$161,746
State franchise tax accrual	200,000	4,070
Income tax payable	121,667	—
Notes payable - related party	600,000	300,000
Total current liabilities	949,113	465,816
Public warrants derivative liability	3,325,000	—
Private warrants derivative liability	1,583,333	—
Deferred income tax payable	509,185	—
Deferred underwriting compensation	18,375,000	—
Total liabilities	24,741,631	465,816

Commitments and contingencies
Class A Common Stock subject to possible redemption, 52,500,000 and -0- shares at December 31, 2022 and December 31, 2021, respectively (at redemption value of $10.12 and $0 per share, respectively)	531,037,712	—
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized, none issued or outstanding	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 13,125,000 and 15,093,750 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1,313	1,509
Additional paid-in-capital	—	23,491
Accumulated deficit	(22,517,629)	(6,112)

Total stockholders' equity (deficit)	(22,516,316)	18,888

Total liabilities and stockholders' equity (deficit)	$533,263,027	$484,704

See accompanying notes to financial statements.

GORES HOLDINGS IX, INC.

STATEMENTS OF OPERATIONS

		For the Period from
		January 19, 2021
	Year Ended	(inception) to
	December 31, 2022	December 31, 2021
Revenues	$—	$—
Professional fees and other expenses	(1,430,672)	(2,042)
State franchise taxes, other than income tax	(200,000)	(4,070)
Net loss from operations	(1,630,672)	(6,112)
Gain from change in fair value of public and private warrant liabilities	11,366,667	—
Allocated expense for warrant issuance cost	(617,225)	—
Other income - dividend income	7,564,018	—
Net income/(loss) before income taxes	16,682,788	(6,112)
Provision for income tax	(630,852)	—
Net income/(loss)	$16,051,936	$(6,112)

Loss per common share:
Weighted average shares outstanding of Class A Common Stock	50,631,000	—
Loss per share, Class A Common Stock	$(0.47)	$—
Weighted average shares outstanding of Class F Common Stock	13,125,000	6,364,313
Loss per share, Class F Common Stock	$(0.47)	$(0.00)

See accompanying notes to financial statements.

GORES HOLDINGS IX, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

	For the Year Ended December 31, 2022
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balance at January 1, 2022	-	$-	15,093,750	$1,509	$23,491	$(6,112)	$18,888
Forfeited Class F Common Stock by Sponsor	-	-	(1,968,750)	(197)	197	-	-
Excess of fair value paid by founders for warrants	-	-	-	-	7,250,000	-	7,250,000
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	-	-	-	-	(7,273,688)	-	(7,273,688)
Subsequent measurement of Class A Common Stock subject to redemption against accumulated deficit	-	-	-	-	-	(32,525,741)	(32,525,740)
Net income	-	-	-	-	-	16,051,936	16,051,936
Increase in redemption value of Class A Common Stock subject to redemption	-	-	-	-	-	(6,037,712)	(6,037,712)
Balance at December 31, 2022	-	$-	13,125,000	$1,313	$-	$(22,517,629)	$(22,516,316)

	For the Period from January 19, 2021 (inception) to December 31, 2021
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at January 19, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Sale of Class F Common Stock to Sponsor on July 8, 2021 at $0.0001 par value	-	-	15,093,750	1,509	23,491	-	25,000
Net loss	-	-	-	-	-	(6,112)	(6,112)
Balance at December 31, 2021	-	$-	15,093,750	$1,509	$23,491	$(6,112)	$18,888

See accompanying notes to financial statements.

GORES HOLDINGS IX INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	For the Period from January 19, 2021 (inception) to December 31, 2021
Cash flows from operating activities:
Net income/(loss)	$16,051,936	$(6,112)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Allocated expense for warrant issuance cost	617,225	—
Dividends reinvested in the Trust Account	(7,564,018)	—
Gain from change in fair value of private and public warrant liabilities	(11,366,667)	—
Changes in operating assets and liabilities:
State franchise tax accrual	195,930	4,070
Income tax payable	121,667	—
Deferred income tax	509,185	—
Prepaid assets	(944,461)	—
Accrued expenses, formation and offering costs	(134,300)	(175,798)
Net cash used in operating activities	(2,513,503)	(177,840)
Cash flows from investing activities:
Cash deposited in Trust Account	(525,000,000)	—
Cash withdrawn from Trust Account for tax and regulatory expenses	623,524
Net cash used in investing activities	(524,376,476)	—
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	525,000,000	—
Proceeds from sale of Private Placement Warrants to Sponsor	12,500,000	—
Proceeds from sale of Class F Common Stock to Sponsor	—	25,000
Proceeds from notes payable – related party	600,000	300,000
Repayment of notes and advances payable – related party	(300,000)	—
Payment of underwriters’ discounts and commissions	(10,500,000)	—
Payment of accrued offering costs	(179,109)	—
Net cash provided by financing activities	527,120,891	325,000
Net change in cash	230,912	147,160
Cash at beginning of period	147,160	—
Cash at end of period	$378,072	$147,160

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses, formation and offering costs	$337,544	$160,246
Deferred underwriting compensation	$18,375,000	$—
Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$4,070	$—

See accompanying notes to financial statements.

GORES HOLDINGS IX, INC.

NOTES TO THE FINANCIAL STATEMENTS

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

At December 31, 2022, the Company had not commenced any operations. All activity for the Period from January 19, 2021 (inception) through January 13, 2022 relates to the Company’s formation and initial public offering (“Public Offering”) described below. The Company subsequently completed the Public Offering on January 14, 2022 (the “IPO Closing Date”). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. Subsequent to the Public Offering, the Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

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

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act that invest only in direct U.S. government obligations. As of December 31, 2022, the Trust Account consisted of money market funds.

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of December 31, 2022 and December 31, 2021 and the results of operations and cash flows for the periods presented. Operating results for the Year Ended December 31, 2022 and the Period from January 19, 2021 (inception) to December 31, 2021, are not necessarily indicative of results that may be expected for the full year or any other period.

Net Loss Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class F Common Stock (the “Founders Shares”). Income and losses are shared pro rata between the two classes of shares, which assumes a business combination as the most likely outcome. Net loss per common share is calculated by dividing the net loss by the weighted average shares of common stock outstanding for the respective period. At December 31, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock.

	For the Year Ended December 31, 2022		For the Period from January 19, 2021 (inception) to December 31, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per common share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(23,653,533)	$(6,131,671)	$-	$(6,112)

Denominator:
Weighted-average shares outstanding	50,631,000	13,125,000	-	6,364,313
Basic and diluted net loss per common share	$(0.47)	$(0.47)	$-	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution as well as the Trust Account, which throughout the year regularly exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2022 and December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination by January 14, 2024; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination by January 14, 2024, subject to the requirements of law and stock exchange rules. As of December 31, 2021, the Trust Account was not yet created, therefore the Company had no assets in the Trust Account. As of December 31, 2022, the Company had $531,940,494 in the Trust Account which may be utilized for a Business Combination. At December 31, 2022, the Trust Account consisted of money market funds, which are presented at fair value.

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

Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for a smaller reporting company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company continues to evaluate the impact of ASU 2020-06 on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Liquidity and Going Concern Consideration

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have until January 14, 2024 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If the Company does not complete its Business Combination by January 14, 2024, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $100,000 of such net interest which may be distributed to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering. In addition, if the Company fails to complete its Business Combination by January 14, 2024, there will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering. In addition, if the Company fails to complete its Business Combination by January 14, 2024, there will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 14, 2024. The amount of time remaining to finalize a Business Combination does raise substantial doubt in the Company as a going concern.

In addition, at December 31, 2022 and December 31, 2021, the Company had current liabilities of $949,113 and $465,816, respectively, and working capital (deficit) of $373,420 and ($318,656), respectively. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after December 31, 2022 and amounts are continuing to accrue. In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide the Company with additional working capital via a Sponsor Loan (see Note 4).

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at January 14, 2022 was a liability of $11,025,000. At December 31, 2022, the fair value has decreased to $3,325,000. The change in fair value of $7,700,000 is reflected as a gain in the statements of operations.

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

As of December 31, 2022, the Class A Common Stock reflected on the balance sheet is reconciled in the following table.

As of December 31, 2022
Gross proceeds	$525,000,000
Less:
Proceeds allocated to public warrants	(11,025,000)
Class A shares issuance costs	(28,774,428)
Plus:
Accretion of carrying value to redemption value	39,799,428
Increase in redemption value of Class A Common Stock subject to redemption	6,037,712
Class A Common Stock subject to redemption	$531,037,712

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

At December 31, 2022 and December 31, 2021, there was an aggregate of 13,125,000 and 15,093,750 Founder Shares outstanding, respectively. The Founder Shares are identical to the Class A Common Stock included in the Units sold in the Public Offering except that the Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

The sale of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

On February 7, 2022, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for ongoing operational expenses and certain other expenses in connection with the Business Combination. The note, as amended, is unsecured, non-interest bearing and matures on the earlier of: (i) January 14, 2024 or (ii) the date on which the Company consummates the Business Combination. As of December 31, 2022 and December 31, 2021, the amount advanced by Sponsor to the Company was $600,000 and $300,000, respectively.

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

For the Year Ended December 31, 2022, the Company incurred and paid the affiliate $232,903. No amounts were paid for the Year Ended December 31, 2021.

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

6.       Income Taxes

Effective Tax Rate Reconciliation

A reconciliation of the statutory federal income tax expense to the income tax expense from continuing operations provided at December 31, 2022 and December 31, 2021 as follows:

		For the Period from
		January 19, 2021
	Year Ended	(inception) through
	December 31, 2022	December 31, 2021
Income tax expense/(benefit) at the federal statutory rate	$3,503,385	$(1,284)
Warrant liability	(2,387,000)	-
State income taxes - net of federal income tax benefits	2,310	(220)
Stock issuance	129,617	-
Dividends received deduction	(615,965)	-
Change in valuation allowance	(1,496)	1,504
Total income tax expense	$630,852	$-

Current/Deferred Taxes

		For the Period from
		January 19, 2021
	Year Ended	(inception) through
	December 31, 2022	December 31, 2021
Current income tax expense
Federal	$121,667	$-
State	-	-
Total current income tax expense	121,667	-
Deferred income tax expense
Federal	507,087	-
State	2,098	-
Total deferred income tax expense	509,185	-
Provision for income taxes	$630,852	$-

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Deferred tax assets
Accrued Expenses	$55,670	$1,370
Net operating losses	81,837	133
Total deferred tax assets	137,507	1,503
Valuation allowance	-	(1,503)
Net deferred tax assets	137,507	-

Deferred tax liabilities
Prepaids	(231,166)	-
Accrued Income	(415,526)	-
Total deferred tax liabilities	(646,692)	-
Net Deferred Tax Liability	$(509,185)	$-

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and December 31, 2021 is as follows:

	December 31, 2022	December 31, 2021
Federal Statutory Rate	21.0%	21.0%
Items Driving Rate Increase/(Decrease)
Facilitative Expenses	0.0%	0.0%
Stock Issuance	0.8%	0.0%
Warrant Liability	-14.3%	0.0%
Dividends Received Deduction	-3.7%	0.0%
State Deferred Tax Expense	0.0%	0.0%
Change in State Tax Rate	0.0%	3.6%
Change in State Valuation Allowance	0.0%	0.0%
Change in Federal Valuation Allowance	0.0%	-24.6%
	3.8%	0.0%

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

Warrants

The Company has determined that warrants issued in connection with its initial public offering in January 2022 are subject to treatment as a liability. The Company utilized a Monte Carlo simulation methodology to value the warrants for periods prior to public warrant trading and observable transactions for subsequent periods, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in March 2022. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of March 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five-year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. On December 31, 2022, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $0.19 at December 31, 2022. The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants.

As of December 31, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $1.6 million and approximately $3.3 million, respectively, based on the fair value of GHIXW on that date of $0.35.

As of January 14, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $11.0 million and approximately $5.3 million, respectively, based on the closing price of GHIXU on that date of $10.00.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Investments Held in Trust Account	$531,940,494	$531,940,494	$—	$—

Public warrants	$(3,325,000)	$(3,325,000)	$—	$—
Private placement warrants	$(1,583,333)	$—	$(1,583,333)	$—

8.       Stockholders’ Equity (Deficit)

Common Stock

The Company is authorized to issue 400,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 40,000,000 shares of Class F Common Stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2022, and December 31, 2021 there were 52,500,000 and -0- shares of Class A Common Stock and 13,125,000 and 15,093,750 shares of Class F Common Stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

9.       Risk and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. Additionally, various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the military conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

10.       Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited, interim, financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited, interim, financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;
2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B.    Other Information

None.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Our current directors and officers are as follows:

Name	Age	Title
Alec Gores	69	Chairman
Mark R. Stone	59	Chief Executive Officer
Andrew McBride	42	Chief Financial Officer and Secretary
Randall Bort	58	Director
Keith Covington	59	Director
Elizabeth Marcellino	65	Director

Alec Gores has been our Chairman since January 2021. Mr. Gores is the Founder, Chairman and Chief Executive Officer of The Gores Group, a global investment firm focused on acquiring businesses that can benefit from the firm’s operating expertise. Mr. Gores implemented an operational approach to private equity investing when he founded The Gores Group in 1987 by operating businesses alongside management, or in some cases in lieu of management, to build value in those entities. Since then, the firm has acquired more than 120 businesses including a current portfolio of 8 active companies worldwide. Mr. Gores began his career as a self-made entrepreneur and operating executive. In 1978, he self-funded and founded Executive Business Systems (EBS), a developer and distributor of vertical business software systems. Within seven years, EBS had become a leading value-added reseller in Michigan and employed over 200 people. In 1986, CONTEL purchased EBS, and Mr. Gores subsequently began acquiring and operating non-core businesses from major corporations and building value in those entities, a decision that ultimately led to the founding of what has evolved into The Gores Group today. Under his leadership, The Gores Group has continued to acquire businesses in need of operational and financial resources, while creating value and working with management teams to establish an entrepreneurial environment as a foundation for sustainable growth. This philosophy has served the firm well. Mr. Gores served as the Chairman of the board of directors of Gores Holdings I from its inception in June 2015 until completion of the Hostess acquisition in November 2016, as the Chairman of the board of directors of Gores Holdings II from its inception in August 2016 until completion of the Verra acquisition in October 2018, as the Chairman of the board of directors of Gores Holdings III from its inception in October 2017 until the completion of the PAE acquisition in February 2020, as the Chairman of the board of directors of Gores Holdings IV since June 2019 until the completion of the UWM acquisition in January 2021, as the Chairman of the Board of Directors of Gores Holdings V from June 2020 until the completion of the AMP acquisition in August 2021, as Chairman of Gores Holdings VI from June 2020 until the completion of the Matterport acquisition in July 2021, and as Chairman of Gores Guggenheim from December 2020 until completion of the Polestar acquisition in June 2022. Additionally, Mr. Gores served as the Chief Executive Officer and Director of Gores Metropoulos from its inception in August 2018 until the completion of the Luminar acquisition in December 2020 and has served as a director of Luminar since December 2020 and as the Chief Executive Officer and a director of Gores Metropoulos II from July 2020 until the completion of the Sonder acquisition in January 2022. In addition, Mr. Gores served as the Chairman of the board of directors of Gores VII and Gores VIII from September 2020, Gores Technology I from December 2020, and Gores Technology II from December 2020 until their respective terminations in December 2022. Mr. Gores holds a degree in Computer Science from Western Michigan University. Mr. Gores’ significant investment and financial expertise make him well qualified to serve as a member of our board of directors.

Mark R. Stone has been our Chief Executive Officer since January 2021. Mr. Stone is a Senior Managing Director of The Gores Group. Mr. Stone is a member of the Investment Committee and a member of the Office of the Chairman of The Gores Group. Mr. Stone has worked at The Gores Group for more than fifteen years. Mr. Stone served as the Chief Executive Officer of Gores Holdings I from its inception in June 2015 until completion of the Hostess acquisition in November 2016 and served as a Director of Hostess until April 2018. Additionally, Mr. Stone served as the Chief Executive Officer of Gores Holdings II from its inception in August 2016 until completion of the Verra Mobility acquisition in October 2018, as the Chief Executive Officer of Gores Holdings III from its inception in October 2017 until the completion of the PAE acquisition in February 2020, as the Chief Executive Officer of Gores Holdings IV from June 2019 until the completion of the UWM acquisition in January 2021, as Chief Executive Officer of Gores Holdings V from June 2020 until the completion of the AMP acquisition in August 2021, as the Chief Executive Officer of Gores Holdings VI from June 2020 until the completion of the Matterport acquisition in July 2021, and as Chief Executive Officer of Gores Guggenheim from December 2020 until completion of the Polestar acquisition in June 2022. Mr. Stone served as the Chief Executive Officer of Gores VII and Gores VIII from September 2020 until their respective terminations in December 2022. From 2005 until 2013, Mr. Stone primarily focused on worldwide operations of Gores’ portfolio companies and Gores’ operational due diligence efforts. He has been a senior team member with key responsibility in several turnaround, value-oriented investment opportunities, including Stock Building Supply, a supplier of building materials and construction services to professional home builders and contractors in the United States; United Road Services, a provider of finished vehicle logistics services; and Sage Automotive Interiors, the largest North American manufacturer of high-performance automotive seat fabrics. Mr. Stone has also been involved with the acquisitions, successful carve-outs and transformations of Lineage Power and VincoTech, manufacturers of telecom conversion products, electronic OEMs, power modules, GPS products and electronic manufacturing services, from TE Connectivity Ltd.; Therakos, a global leader in advanced technologies for extracorporeal photopheresis (ECP), from Johnson & Johnson; and Sagem Communications, a Paris-based manufacturer of set-top boxes, residential terminals, printers and other communications equipment, from the Safran Group. He has served as Executive Chairman and/or CEO of several portfolio companies including Siemens Enterprise Communications, a leading Munich-based global corporate telephony (PBX) and unified communications (UC) solutions provider, and Enterasys Networks, a global network solutions provider. Prior to joining The Gores Group, Mr. Stone spent nearly a decade as a chief executive transforming businesses across the services, industrial and technology sectors. Mr. Stone spent five years with The Boston Consulting Group as a member of their high technology and industrial goods practices and served in the firm’s Boston, London, Los Angeles and Seoul offices. Mr. Stone earned a B.S. in Finance with Computer Science and Mathematics concentrations from the University of Maine and an M.B.A. in Finance from The Wharton School of the University of Pennsylvania.

Andrew McBride has been our Chief Financial Officer and Secretary January 2021. Mr. McBride has served as Director, Finance and Tax at The Gores Group since February 2010, where he is responsible for tax due diligence and structuring of acquisitions, compliance, planning, financial management and portfolio company reporting. Mr. McBride also served as the Chief Financial Officer and Secretary of Gores Holdings I from January 2016 until completion of the Hostess acquisition in November 2016, of Gores Holdings II from its inception in August 2016 until completion of the Verra acquisition in October 2018, of Gores Holdings III from its inception in October 2017 until the completion of the PAE acquisition in February 2020, of Gores Metropoulos from its inception in August 2018 until the completion of the Luminar acquisition in December 2020, of Gores Holdings IV from June 2019 until the completion of the UWM acquisition in January 2021, of Gores Holdings V from June 2020 until the completion of the AMP acquisition in August 2021, of Gores Holdings VI from June 2020 until the completion of the Matterport acquisition in July 2021, of Gores Metropoulos II from July 2020 until completion of the Sonder acquisition in January 2022, and of Gores Guggenheim from December 2020 until completion of the Polestar acquisition in June 2022. Additionally, Mr. McBride served as the Chief Financial Officer and Secretary of Gores VII and Gores VIII from September 2020 and Gores Technology I and Gores Technology II from December 2020 until their respective terminations in December 2022.. Previously, from January 2008 to January 2010, Mr. McBride worked in the High Net Worth group at Ehrhardt, Keefe, Steiner, and Hottman, P.C. From January 2004 to January 2008, Mr. McBride was with KPMG, LLP, assisting international corporations with tax planning, structuring and compliance issues. Mr. McBride holds a degree in Accounting and Finance from the University of Notre Dame and is licensed as a Certified Public Accountant in the State of Colorado.

Randall Bort has served as a member of our board of directors since January 2022. Mr. Bort is a Co-Founder of SandTree Holdings, LLC, a private commercial real estate investment firm, and has been a partner at SandTree since November 2012. Previously, Mr. Bort was an investment banker at Drexel Burnham Lambert, BT Securities, Donaldson, Lufkin & Jenrette, Credit Suisse First Boston, The Mercanti Group and Imperial Capital. Mr. Bort has significant financial, transactional and capital markets experience across multiple industries and has worked both domestically and in Asia. Mr. Bort earned a B.A. in Economics and Mathematics from Claremont McKenna College and an M.B.A. in Finance and Entrepreneurial Management from The Wharton School of the University of Pennsylvania. Mr. Bort served as a member of the board of directors of Gores Holdings I from August 2015 until completion of the Hostess acquisition in November 2016, as a member of the board of directors of Verra Mobility Corp. (formerly Gores Holdings II) from January 2017 until June 2019, as a member of the board of directors of Gores Holdings III from September 2018 until the completion of the PAE acquisition in February 2020, as a member of the board of directors of Gores Metropoulos from February 2019 until the completion of the Luminar acquisition in December 2020, as a member of the board of directors of Gores Holdings IV from June 2019 until the completion of the UWM acquisition in January 2021,  as a member of the board of directors of Gores Holdings V from August 2020 until completion of the AMP acquisition in August 2021, as a member of the board of directors of Gores Holdings VI from December 2020 until completion of the Matterport acquisition in July 2021, as a member of the board of directors of Gores Metropoulos II from January 2021 until completion of the Sonder acquisition in January 2022, and as a member of the board of directors of Gores Guggenheim from March 2021 until completion of the Polestar acquisition in June 2022.  In addition, Mr. Bort served as a member of the board of directors of Gores VII and Gores VIII from March 2021 until their respective terminations in December 2022. Mr. Bort also is a member of the Board of Trustees of Children’s Bureau, a non-profit organization based in Los Angeles focused on foster care and the prevention of child abuse. Mr. Bort’s significant investment and financial expertise make him well qualified to serve as a member of our board of directors.

Keith Covington has served as a member of our board of directors since January 2022. Mr. Covington is an active real estate investor specializing in residential properties in southern California for the past 26 years, most recently serving as a General Partner for Magnolia Partners since 2002. Mr. Covington currently serves as a member of the board of directors of HighPeak Energy, Inc. (“HighPeak”). Mr. Covington was a founding board member of Pure Resources, Inc. (“Pure Resources”), an energy company engaged in the exploration and development of oil and gas properties which had a market capitalization of over $1 billion, and served as a director from 2000 to 2002. As an independent director for over two years, Mr. Covington served as chairman of the audit committee and member of the compensation committee of Pure Resources and was a co-member of the special committee responsible for evaluating, negotiating and recommending on behalf of company shareholders the acquisition Pure Resources to Unocal Corporation (acquired by Chevron Corporation) in October 2002. Mr. Covington spent over 11 years at Davis Companies from 1991 to 2002, where he was Vice President and earlier served as Principal of Stone Canyon Venture Partners, LLC. Mr. Covington’s tenure included responsibility in the real estate and private equity/venture capital groups within the organization. Mr. Covington served as a member of the board of directors of Gores Holdings VII from February 2021 until its termination in December 2022. Prior professional experience includes Janss Corporation, a Santa Monica, CA real estate developer where he was responsible for due diligence and financial structuring and leasing of residential and commercial real estate projects from 1989 to 1990. Mr. Covington started his career as a Financial Analyst at PaineWebber Group Inc. (UBS Investment Bank) in New York with experience in real estate investment banking transactions including sale/leasebacks and the firm’s largest IPO and real estate master limited partnership from 1985 to 1987. Mr. Covington received his MBA from the Stanford Graduate School of Business and earned a Bachelor of Arts cum laude in Economics from Claremont McKenna College. Mr. Covington maintains a California real estate broker’s license and has maintained board governance expertise through participation in KPMG’s Audit Committee Institute. Mr. Covington has previously served as CFO for the El Segundo Senior Housing Board for over five years. Mr. Covington’s significant investment and management experience make him well qualified to serve as a member of our board of directors.

Elizabeth Marcellino has served as a member of our board of directors since January 2022. Ms. Marcellino is a writer and communications consultant who worked for more than a decade as a journalist reporting on a wide range of policy issues for Los Angeles-based City News Service. She was previously a managing director at Goldman Sachs Group, Inc., where she worked from 1991 to 2004 in investment banking, portfolio management, and private equity. During her time with the firm’s Principal Investment Area, Ms. Marcellino managed operations and human resources in support of a global team investing $10 billion in corporate private equity funds. Prior to that, as a portfolio manager for Goldman Sachs Asset Management, she launched and managed the Goldman Sachs Real Estate Securities Fund, a total return fund invested primarily in REITs. As an investment banker, Ms. Marcellino advised primarily real estate clients in a wide range of public and private buy-side and sell-side transactions across all property types, including lodging and gaming. She earned a B.A. in Economics from the University of California, Los Angeles and an M.B.A. in Finance and Real Estate from The Wharton School of the University of Pennsylvania. Ms. Marcellino served as a member of the board of directors of Gores Holdings VI from December 2020 until the completion of the Matterport acquisition in July 2021 and of Gores Guggenheim from March 2021 until completion of the Polestar acquisition in June 2022. In addition, Ms. Marcellino served as a member of the board of directors of Gores VII from February 2021 until its termination in December 2022. Ms. Marcellino also has served as a member of the board of directors of Ardagh Metal Packaging S.A. since August 2021.  Ms. Marcellino sits on the national board of Jumpstart for Young Children (“Jumpstart”), a nonprofit organization working to close the early childhood education gap, and also serves on that board’s finance committee. She is also a board member and treasurer for the Society of Professional Journalists, Greater Los Angeles Chapter. Ms. Marcellino’s significant investment and management experience make her well qualified to serve as a member of our board of directors.

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

Officer and Director Compensation

None of our officers or directors has received any cash compensation for services rendered to us. We pay an affiliate of our Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. In addition, we may pay our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination. These individuals will also be reimbursed for any out of pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which fees and expenses and the amount of expenses that will be reimbursed.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have previously filed copies of our form of Code of Ethics as an exhibit to our registration statement in connection with our Public Offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request to us in writing at 6260 Lookout Road, Boulder, Colorado 80301 or by telephone at (303) 531-3100. The information included on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

Name of Individual	Entity Name	Entity’s Business	Affiliation
Alec Gores	The Gores Group	Investments	Chief Executive Officer
	Luminar Technologies, Inc.	Automotive	Director
Mark Stone	The Gores Group	Investments	Senior Managing Director
Andrew McBride	The Gores Group	Investments	Senior Vice President–Finance–Tax
Randall Bort	SandTree Holdings, LLC	Real Estate Investments	Partner
	Children's Bureau	Charity	Trustee
Elizabeth Marcellino	Ardagh Metal Packaging S.A.	Packaging	Director
	Jumpstart	Charity	Director
	Society of Professional Journalists, Greater Los Angeles Chapter	Professional Society	Treasurer & Director
Keith Covington	Magnolia Partners	Real Estate Investments	General Partner
	HighPeak Energy, Inc.	Oil and Natural Gas Exploration and Production	Director

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

Item 11.     Executive Compensation

None of our officers or directors has received any cash compensation for services rendered to us. Since January 11, 2022, we pay monthly recurring expenses of $20,000 to The Gores Group for office space, administrative and secretarial and administrative support. Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees.  In addition, we may pay our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigation and completing our Business Combination.  The individuals will also be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors and our or their affiliates and will determine which fees and expenses and the amount of expenses that will be reimbursed.

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

The following table sets forth information available to us at March 16, 2023 with respect to the beneficial ownership of our Class A Common Stock held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Class A Common Stock;
•	each of our officers and directors that beneficially own shares of our Class A Common Stock; and
•	all officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Class A Common Stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants, as they are not exercisable within 60 days of March 16, 2023.

Name and Address of	Number of Shares	Percentage of Shares of
Beneficial Owner(1)	Beneficially Owned	Outstanding Common Stock
Gores Sponsor IX LLC(2)(3)	13,050,000	19.9%
Alec Gores(3)	13,050,000	19.9%
AQR Capital Management, LLC(4)	3,067,821	5.8%
Mark R. Stone	—	*
Andrew McBride	—	*
Randall Bort	25,000	*
Keith Covington	25,000	*
Elizabeth Marcellino	25,000	*
All directors and executive officers as a group (6 individuals)	13,125,000	20.0%

*	Less than one percent.
(1)

This table is based on 52,500,000 shares of Class A Common Stock outstanding as of March 16, 2023. Beneficial ownership is determined in accordance with the rules of the SEC. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 6260 Lookout Road, Boulder, Colorado 80301.

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

(4)

According to Schedule 13G filed on February 14, 2023. The business address of AQR Capital Management LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC is One Greenwich Plaza, Greenwich, CT 06830.

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

At December 31, 2022 and December 31, 2021, there was an aggregate of 13,125,000 and 15,093,750 Founder Shares outstanding, respectively. The Founder Shares are identical to the Class A Common Stock included in the Units sold in the Public Offering except that the Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

The sale of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

On February 7, 2022, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for ongoing operational expenses and certain other expenses in connection with the Business Combination. The note, as amended, is unsecured, non-interest bearing and matures on the earlier of: (i) January 14, 2024 or (ii) the date on which the Company consummates the Business Combination. As of December 31, 2022 and December 31, 2021, the amount advanced by Sponsor to the Company was $600,000 and $300,000, respectively.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firm for the Year Ended December 31, 2022 and for the Period from January 19, 2021 (inception) through December 31, 2022 and for the Year Ended December 31, 2022:

For the Period from
January 19, 2021
	For the Year Ended	(inception) through
	December 31, 2022	December 31, 2021
Audit Fees(1)	$120,390	$50,715
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$120,390	$50,715

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

PART IV

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

10.2

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

GORES HOLDINGS IX, INC.

Date: March 16, 2023	By:	/s/ Mark Stone
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

Name	Title	Date
/s/ Alec Gores	Chairman	March 16, 2023
Alec Gores

/s/ Mark Stone	Chief Executive Officer	March 16, 2023
Mark Stone	(Principal Executive Officer)

/s/ Andrew McBride	Chief Financial Officer and Secretary	March 16, 2023
Andrew McBride	(Principal Financial and Accounting Officer)

/s/ Randall Bort	Director	March 16, 2023
Randall Bort

/s/ Keith Covington	Director	March 16, 2023
Keith Covington

/s/ Elizabeth Marcellino	Director	March 16, 2023
Elizabeth Marcellino