Form 10-Q
period 2023-06-30
Gores Holdings IX, Inc.
filed 2023-08-11
CIK 1894630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, there were 52,500,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share, and 13,125,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

Condensed Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022		3

Unaudited, Condensed Statements of Operations for the Three Months and Six Months Ended June 30, 2023 and the Three Months and Six Months Ended June 30, 2022		4

Unaudited, Condensed Statements of Changes in Stockholders’ Deficit for the Three Months and Six Months Ended June 30, 2023 and the Three Months and Six Months Ended June 30, 2022		5

Unaudited, Condensed Statements of Cash Flows for the Six Months Ended June 30, 2023 and the Six Months Ended June 30, 2022		6

Notes to Unaudited, Interim, Condensed Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II—OTHER INFORMATION		23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

GORES HOLDINGS IX, INC.

CONDENSED BALANCE SHEETS

	June 30, 2023
	(Unaudited)	December 31, 2022
ASSETS:
Current assets:
Cash	$107,109	$378,072
Prepaid expenses	532,601	944,461
Total current assets	639,710	1,322,533
Investments held in Trust Account	543,063,795	531,940,494
Total assets	$543,703,505	$533,263,027

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses, formation and offering costs	$137,617	$27,446
State franchise tax accrual	20,000	200,000
Income tax payable	914,491	121,667
Notes payable - related party	600,000	600,000
Total current liabilities	1,672,108	949,113
Public warrants derivative liability	2,975,000	3,325,000
Private warrants derivative liability	1,416,667	1,583,333
Deferred income tax payable	459,333	509,185
Deferred underwriting compensation	18,375,000	18,375,000
Total liabilities	24,898,108	24,741,631

Commitments and contingencies
Class A Common Stock subject to possible redemption, 52,500,000 shares at June 30, 2023 and 52,500,000 shares at December 31, 2022 (at redemption value of $10.32 and $10.12 per share, respectively)	541,569,971	531,037,712
Stockholders' deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized, none issued or outstanding	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 13,125,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	1,313	1,313
Additional paid-in-capital	—	—
Accumulated deficit	(22,765,887)	(22,517,629)

Total stockholders' deficit	(22,764,574)	(22,516,316)

Total liabilities and stockholders' deficit	$543,703,505	$533,263,027

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS IX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues	$—	$—	$—	$—
Professional fees and other expenses	(458,355)	(354,557)	(887,781)	(727,644)
State franchise taxes, other than income tax	(50,000)	(50,000)	(100,000)	(100,000)
Net loss from operations	(508,355)	(404,557)	(987,781)	(827,644)
Gain from change in fair value of public and private warrant liabilities	1,550,000	6,200,000	516,666	5,166,667
Allocated expense for warrant issuance cost	—	—	—	(617,225)
Other income - dividend income	6,400,012	708,876	12,042,698	760,201
Net income before income taxes	7,441,657	6,504,319	11,571,583	4,481,999
Provision for income tax	(499,399)	—	(1,287,581)	—
Net income	$6,942,258	$6,504,319	$10,284,002	$4,481,999

Net income/(loss) per common share:
Weighted average shares outstanding of Class A Common Stock	52,500,000	52,500,000	52,500,000	48,730,500
Net income/(loss) per share, Class A Common Stock	$0.02	$0.10	$(0.10)	$(0.57)
Weighted average shares outstanding of Class F Common Stock	13,125,000	13,125,000	13,125,000	13,125,000
Net income/(loss) per share, Class F Common Stock	$0.02	$0.10	$(0.10)	$(0.57)

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS IX, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Three Months Ended June 30, 2023
	Class A Common Stock				Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at April 1, 2023	-	$-	13,125,000	$1,313	$-	$(24,201,830)	$(24,200,517)
Net income	-	-	-	-	-	6,942,258	6,942,258
Increase in redemption value of Class A Common Stock subject to redemption	-	-	-	-	-	(5,506,315)	(5,506,315)
Balance at June 30, 2023	-	$-	13,125,000	$1,313	$-	$(22,765,887)	$(22,764,574)

	For the Six Months Ended June 30, 2023
	Class A Common Stock				Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2023	-	$-	13,125,000	$1,313	$-	$(22,517,629)	$(22,516,316)
Net income	-	-	-	-	-	10,284,002	10,284,002
Increase in redemption value of Class A Common Stock subject to redemption	-	-	-	-	-	(10,532,260)	(10,532,260)
Balance at June 30, 2023	-	$-	13,125,000	$1,313	$-	$(22,765,887)	$(22,764,574)

	For the Three Months Ended June 30, 2022
	Class A Common Stock				Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at April 1, 2022	-	$-	13,125,000	$1,313	$-	$(34,554,173)	$(34,552,860)
Net income	-	-	-	-	-	6,504,319	6,504,319
Balance at June 30, 2022	-	$-	13,125,000	$1,313	$-	$(28,049,854)	$(28,048,541)

	For the Six Months Ended June 30, 2022
	Class A Common Stock				Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2022	-	$-	15,093,750	$1,509	$23,491	$(6,112)	$18,888
Forfeited Class F Common Stock by Sponsor	-	-	(1,968,750)	(197)	197	-	-
Excess of fair value paid by founders for warrants	-	-	-	-	7,250,000	-	7,250,000
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	-	-	-	-	(7,273,688)	-	(7,273,688)
Subsequent measurement of Class A Common Stock subject to redemption against accumulated deficit	-	-	-	-	-	(32,525,740)	(32,525,740)
Net income	-	-	-	-	-	4,481,999	4,481,999
Balance at June 30, 2022	-	$-	13,125,000	$1,313	$-	$(28,049,854)	$(28,048,541)

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS IX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash flows from operating activities:
Net income	$10,284,002	$4,481,999
Adjustments to reconcile net income to net cash used in operating activities:
Allocated expense for warrant issuance cost	—	617,225
Dividends reinvested in the Trust Account	(12,042,698)	(708,876)
Loss from change in fair value of private and public warrant liabilities	(516,666)	(5,166,667)
Changes in operating assets and liabilities:
State franchise tax accrual	(180,000)	95,930
Income tax payable	792,824	—
Deferred income tax	(49,852)	—
Prepaid assets	411,860	(1,457,476)
Accrued expenses, formation and offering costs	110,170	(115,210)
Net cash used in operating activities	(1,190,360)	(2,253,075)
Cash flows from investing activities:
Cash deposited in Trust Account	—	(525,000,000)
Cash withdrawn from Trust Account for tax and regulatory expenses	919,397	—
Net cash provided by/(used in) investing activities	919,397	(525,000,000)
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	—	525,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	12,500,000
Proceeds from notes payable – related party	—	600,000
Repayment of notes and advances payable – related party	—	(300,000)
Payment of underwriters’ discounts and commissions	—	(10,500,000)
Payment of accrued offering costs	—	(179,109)
Net cash provided by financing activities	—	527,120,891
Net change in cash	(270,963)	(132,184)
Cash at beginning of period	378,072	147,160
Cash at end of period	$107,109	$14,976

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses, formation and offering costs	$—	$337,544
Deferred underwriting compensation	$—	$18,375,000
Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$824,609	$4,070

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

At June 30, 2023, the Company had not commenced any operations. All activity for the period from July 8, 2021, the date on which operations commenced, through June 30, 2023 relates to the Company’s formation and initial public offering (“Public Offering”) described below and subsequently to the Company's search for a prospective initial Business Combination. The Company subsequently completed the Public Offering on January 14, 2022 (the “IPO Closing Date”). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. Subsequent to the Public Offering, the Company generates non-operating income in the form of interest and/or dividend income from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

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

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, (the “Investment Company Act”) as amended, that invest only in direct U.S. government obligations. As of June 30, 2023 and December 31, 2022, the Trust Account consisted of money market funds.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, interim, condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30 2023 and December 31, 2022 and the results of operations and cash flows for the periods presented. Operating results for the three months and six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited, interim, condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2023.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class F Common Stock (the “Founders Shares”). Income and losses are shared pro rata between the two classes of shares, which assumes a business combination as the most likely outcome. Net income/(loss) per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period. At June 30, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of common stock.

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2023		For the Six Months Ended June 30, 2022
	Class A	Class F	Class A	Class F	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per common share:
Numerator:
Allocation of net income/(loss) including accretion of temporary equity	$1,148,755	$287,189	$5,203,455	$1,300,864	$(5,028,775)	$(1,257,194)	$(27,823,492)	$(7,493,938)

Denominator:
Weighted-average shares outstanding	52,500,000	13,125,000	52,500,000	13,125,000	52,500,000	13,125,000	48,730,500	13,125,000
Basic and diluted net income/(loss) per common share	$0.02	$0.02	$0.10	$0.10	$(0.10)	$(0.10)	$(0.57)	$(0.57)

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2023 and December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had no cash equivalents held outside the Trust account.

Investments Held in Trust Account

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination by January 14, 2024; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination by January 14, 2024, subject to the requirements of law and stock exchange rules. As of December 31, 2022, the Company had $531,940,494 in the Trust Account. At June 30, 2023, the Company had $543,063,795 in the Trust Account which may be utilized for Business Combinations. At June 30, 2023 and December 31, 2022, the Trust Account consisted of money market funds, which are presented at fair value.

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

In addition, at June 30, 2023 and December 31, 2022, the Company had current liabilities of $1,672,108 and $949,113, respectively, and working capital deficit of ($1,032,398) and ($571,041), respectively. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after June 30, 2023 and amounts are continuing to accrue. In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide the Company with additional working capital via a Sponsor Loan (see Note 4).

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at December 31, 2022 was a liability of $3,325,000. At June 30, 2023, the fair value of the public warrants decreased to $2,975,000. The change in fair value of $350,000 is reflected as a gain in the condensed statements of operations.

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

As of June 30, 2023, the Class A Common Stock reflected on the condensed balance sheet is reconciled in the following table.

As of June 30, 2023
Gross proceeds	$525,000,000
Less:
Proceeds allocated to public warrants	(11,025,000)
Class A shares issuance costs	(28,774,428)
Plus:
Accretion of carrying value to redemption value	39,799,428
Increase in redemption value of Class A Common Stock subject to redemption	16,569,971
Class A Common Stock subject to redemption	$541,569,971

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

At June 30, 2023 and December 31, 2022, there was an aggregate of 13,125,000 Founder Shares outstanding. The Founder Shares are identical to the Class A Common Stock included in the Units sold in the Public Offering except that the Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

The sale of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

On February 7, 2022, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for ongoing operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) January 14, 2024 or (ii) the date on which the Company consummates the Business Combination. As of June 30, 2023 and December 31, 2022, the amount advanced by Sponsor to the Company was $600,000 .

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

For the three months ended June 30, 2023 and June 30, 2022, the Company incurred and paid the affiliate $60,000 and $60,000, respectively. For the six months ended June 30, 2023 and June 30, 2022, the Company incurred and paid the affiliate $120,000 and $112,903, respectively.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

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

Warrants

The Company has determined that warrants issued in connection with its initial public offering in January 2022 are subject to treatment as a liability. The Company utilized a Monte Carlo simulation methodology to value the warrants for periods prior to public warrant trading and observable transactions for subsequent periods, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in March 2022. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of March 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. On June 30, 2023, the Company utilized a Monte Carlo simulation methodology to value the warrants due to a lack of adequate trading volume in the Company's public warrants on that date. The Public Warrants were valued at $0.17 and $0.19 at June 30, 2023 and December 31, 2022, respectively. The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants.

As of June 30, 2023, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $1.4 million and approximately $3.0 million, respectively, based on the fair value of GHIXW on that date of $0.17.

As of December 31, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $1.6 million and approximately $3.3 million, respectively, based on the closing price of GHIXW on that date of $0.19.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	June 30,	Active Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Investments Held in Trust Account	$543,063,795	$543,063,795	$—	$—

Public warrants	$(2,975,000)	$(2,975,000)	$—	$—
Private placement warrants	$(1,416,667)	$—	$(1,416,667)	$—

	December 31,
	2022	(Level 1)	(Level 2)	(Level 3)
Investments Held in Trust Account	$531,940,494	$531,940,494	$—	$—

Public warrants	$(3,325,000)	$(3,325,000)	$—	$—
Private placement warrants	$(1,583,333)	$—	$(1,583,333)	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. On June 30, 2023, the Public and Private warrants were classified as Level 1 and Level 2, respectively, due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities. Trust assets were classified as Level 1 due to the use of observable inputs in an active market. There were no transfers to/from Level 1, 2, and 3 in the period ended June 30, 2023 or December 31, 2022.

8. Stockholders’ Deficit

Common Stock

The Company is authorized to issue 400,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 40,000,000 shares of Class F Common Stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2023, and December 31, 2022 there were 52,500,000 shares of Class A Common Stock and 13,125,000 shares of Class F Common Stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

Results of Operations

For the three months ended June 30, 2023, the Company had net income of $6,942,258 of which $1,550,000 was a non-cash gain related to the change in fair value of the warrant liability and the remainder are expenses associated with normal operations.

For the three months ended June 30, 2022, the Company had net income of $6,504,319 of which $6,200,000 was a non-cash gain related to the change in fair value of the warrant liability and the remainder are expenses associated with normal operations.

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

As indicated in the accompanying condensed unaudited financial statements, at June 30, 2023, the Company had $107,109 in cash and deferred offering costs of $18,375,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

In addition, at June 30, 2023 and December 31, 2022, the Company had current liabilities of $1,672,108 and $949,113, respectively, and working capital deficit of ($1,032,398) and ($571,041), respectively. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after June 30, 2023 and amounts are continuing to accrue. In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide the Company with additional working capital via a Sponsor Loan (see Note 4). Recently Issued Accounting

Pronouncements Not Yet Adopted

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the three months ended June 30, 2023 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of June 30, 2023, $543,063,795 (including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of June 30, 2023, investment securities in the Company’s Trust Account consist of $543,063,795 in money market funds. As of June 30, 2023, the effective annualized rate of return generated by our investments was approximately 0.1572%.

We have not engaged in any hedging activities during the three months ended June 30, 2023. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. While we have processes to identify and appropriately apply applicable accounting requirements, we have enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.

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

Through June 30, 2023, we incurred $11,016,653 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $10,500,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $18,375,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated January 13, 2022 which was filed with the SEC.

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

As of June 30, 2023, after giving effect to our Public Offering and our operations subsequent thereto, $543,063,795 was held in the Trust Account, and we had $107,109 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

GORES HOLDINGS IX, INC.

Date: August 10, 2023	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)