Form 10-Q
period 2023-09-30
Gores Holdings IX, Inc.
filed 2023-11-13
CIK 1894630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 52,500,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share, and 13,125,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

TABLE OF CONTENTS

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

Condensed Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022		3

Unaudited Condensed Statements of Operations for the Three Months and Nine Months Ended September 30, 2023 and the Three Months and Nine Months Ended September 30, 2022		4

Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three Months and Nine Months Ended September 30, 2023 and the Three Months and Nine Months Ended September 30, 2022		5

Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2023 and the Nine Months Ended September 30, 2022		6

Notes to Unaudited, Interim, Condensed Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II—OTHER INFORMATION		23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

GORES HOLDINGS IX, INC.

CONDENSED BALANCE SHEETS

	September 30, 2023
	(Unaudited)	December 31, 2022
ASSETS:
Current assets:
Cash	$18,238	$378,072
Prepaid expenses	298,893	944,461
Total current assets	317,131	1,322,533
Investments held in Trust Account	550,138,169	531,940,494
Total assets	$550,455,300	$533,263,027

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses, formation and offering costs	$145,578	$27,446
State franchise tax accrual	30,000	200,000
Income tax payable	1,991,124	121,667
Notes payable - related party	600,000	600,000
Total current liabilities	2,766,702	949,113
Public warrants derivative liability	3,500,000	3,325,000
Private warrants derivative liability	1,666,667	1,583,333
Deferred income tax payable	361,970	509,185
Deferred underwriting compensation	18,375,000	18,375,000
Total liabilities	26,670,339	24,741,631

Commitments and contingencies
Class A Common Stock subject to possible redemption, 52,500,000 shares at September 30, 2023 and 52,500,000 shares at December 31, 2022 (at redemption value of $10.43 and $10.12 per share, respectively)	547,625,075	531,037,712
Stockholders' deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized, none issued or outstanding	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 13,125,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	1,313	1,313
Additional paid-in-capital	—	—
Accumulated deficit	(23,841,427)	(22,517,629)

Total stockholders' deficit	(23,840,114)	(22,516,316)

Total liabilities and stockholders' deficit	$550,455,300	$533,263,027

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS IX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues	$—	$—	$—	$—
Professional fees and other expenses	(367,805)	(341,798)	(1,255,586)	(1,069,443)
State franchise taxes, other than income tax	(50,000)	(50,000)	(150,000)	(150,000)
Net loss from operations	(417,805)	(391,798)	(1,405,586)	(1,219,443)
Gain/(loss) from change in fair value of public and private warrant liabilities	(775,000)	2,066,666	(258,334)	7,233,333
Allocated expense for warrant issuance cost	—	—	—	(617,225)
Other income - dividend income	7,074,374	2,368,007	19,117,072	3,128,209
Net income before income taxes	5,881,569	4,042,875	17,453,152	8,524,874
Provision for income tax	(902,006)	(51,149)	(2,189,587)	(51,149)
Net income	$4,979,563	$3,991,726	$15,263,565	$8,473,725

Net income/(loss) per common share:
Weighted average shares outstanding of Class A Common Stock	52,500,000	52,500,000	52,500,000	50,001,000
Net income/(loss) per share, Class A Common Stock	$(0.02)	$0.02	$(0.11)	$(0.53)
Weighted average shares outstanding of Class F Common Stock	13,125,000	13,125,000	13,125,000	13,125,000
Net income/(loss) per share, Class F Common Stock	$(0.02)	$0.02	$(0.11)	$(0.53)

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS IX, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Three Months Ended September 30, 2023
	Class A Common Stock				Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at July 1, 2023	-	$-	13,125,000	$1,313	$-	$(22,765,887)	$(22,764,574)
Net income	-	-	-	-	-	4,979,563	4,979,563
Increase in redemption value of Class A Common Stock subject to redemption	-	-	-	-	-	(6,055,103)	(6,055,103)
Balance at September 30, 2023 (unaudited)	-	$-	13,125,000	$1,313	$-	$(23,841,427)	$(23,840,114)

	For the Nine Months Ended September 30, 2023
	Class A Common Stock				Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2023	-	$-	13,125,000	$1,313	$-	$(22,517,629)	$(22,516,316)
Net income	-	-	-	-	-	15,263,565	15,263,565
Increase in redemption value of Class A Common Stock subject to redemption	-	-	-	-	-	(16,587,363)	(16,587,363)
Balance at September 30, 2023 (unaudited)	-	$-	13,125,000	$1,313	$-	$(23,841,427)	$(23,840,114)

	For the Three Months Ended September 30, 2022
	Class A Common Stock				Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at July 1, 2022	-	$-	13,125,000	$1,313	$-	$(28,049,854)	$(28,048,541)
Net income	-	-	-	-	-	3,991,726	3,991,726
Increase in redemption value of Class A commont stock subject to redemption	-	-	-	-	-	(2,354,685)	(2,354,685)
Balance at September 30, 2022 (unaudited)	-	$-	13,125,000	$1,313	$-	$(26,412,813)	$(26,411,500)

	For the Nine Months Ended September 30, 2022
	Class A Common Stock				Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2022	-	$-	15,093,750	$1,509	$23,491	$(6,112)	$18,888
Forfeited Class F Common Stock by Sponsor	-	-	(1,968,750)	(197)	197	-	-
Excess of fair value paid by founders for warrants	-	-	-	-	7,250,000	-	7,250,000
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	-	-	-	-	(7,273,688)	-	(7,273,688)
Subsequent measurement of Class A Common Stock subject to redemption against accumulated deficit	-	-	-	-	-	(32,525,740)	(32,525,740)
Net income	-	-	-	-	-	8,473,725	8,473,725
Increase in redemption value of Class A commont stock subject to redemption	-	-	-	-	-	(2,354,685)	(2,354,685)
Balance at September 30, 2022 (unaudited)	-	$-	13,125,000	$1,313	$-	$(26,412,813)	$(26,411,500)

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS IX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash flows from operating activities:
Net income	$15,263,565	$8,473,725
Adjustments to reconcile net income to net cash used in operating activities:
Allocated expense for warrant issuance cost	—	617,225
Dividends reinvested in the Trust Account	(18,197,674)	(3,128,209)
Loss from change in fair value of private and public warrant liabilities	258,334	(7,233,333)
Changes in operating assets and liabilities:
State franchise tax accrual	(170,000)	145,930
Income tax payable	1,869,457	51,149
Deferred income tax	(147,215)	—
Prepaid assets	645,567	(1,200,968)
Accrued expenses, formation and offering costs	118,132	(145,892)
Net cash used in operating activities	(359,834)	(2,420,373)
Cash flows from investing activities:
Cash deposited in Trust Account	—	(525,000,000)
Cash withdrawn from Trust Account for tax and regulatory expenses	—	623,524
Net cash used in investing activities	—	(524,376,476)
Cash flows provided by financing activities:
Proceeds from sale of Units in initial public offering	—	525,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	12,500,000
Proceeds from notes payable – related party	—	600,000
Repayment of notes and advances payable – related party	—	(300,000)
Payment of underwriters’ discounts and commissions	—	(10,500,000)
Payment of accrued offering costs	—	(179,109)
Net cash provided by financing activities	—	527,120,891
Net change in cash	(359,834)	324,042
Cash at beginning of period	378,072	147,160
Cash at end of period	$18,238	$471,202

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses, formation and offering costs	$—	$337,544
Deferred underwriting compensation	$—	$18,375,000
Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$864,609	$4,070

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

At September 30, 2023, the Company had not commenced any operations. All activity for the period from July 8, 2021, the date on which operations commenced, through September 30, 2023 relates to the Company’s formation and initial public offering (“Public Offering”) described below and subsequently to the Company's search for a prospective initial Business Combination. The Company subsequently completed the Public Offering on January 14, 2022 (the “IPO Closing Date”). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. Subsequent to the Public Offering, the Company generates non-operating income in the form of interest and/or dividend income from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

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

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, (the “Investment Company Act”) as amended, that invest only in direct U.S. government obligations. As of September 30, 2023 and December 31, 2022, the Trust Account consisted of money market funds.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, interim, condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30 2023 and December 31, 2022 and the results of operations and cash flows for the periods presented. Operating results for the three months and nine months ended September 30, 2023 are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited, interim, condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2023.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class F Common Stock (the “Founders Shares”). Income and losses are shared pro rata between the two classes of shares, which assumes a business combination as the most likely outcome. Net income/(loss) per common share is calculated by dividing the net income/(loss) by the weighted average shares of common stock outstanding for the respective period. At September 30, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the periods presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of common stock.

	For the Three Months Ended September 30, 2023		For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2023		For the Nine Months Ended September 30, 2022
	Class A	Class F	Class A	Class F	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per common share:
Numerator:
Allocation of net income/(loss) including accretion of temporary equity	$(860,433)	$(215,108)	$1,309,633	$327,408	$(5,889,208)	$(1,472,302)	$(26,677,646)	$(7,002,742)

Denominator:
Weighted-average shares outstanding	52,500,000	13,125,000	52,500,000	13,125,000	52,500,000	13,125,000	50,001,000	13,125,000
Basic and diluted net income/(loss) per common share	$(0.02)	$(0.02)	$0.02	$0.02	$(0.11)	$(0.11)	$(0.53)	$(0.53)

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) approximates the carrying amounts represented in the unaudited, intermim, condensed balance sheets, primarily due to their short-term nature (except for the derivative warrant liabilities, see Note 7).

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

Derivative Liabilities

The Company evaluated the Warrants (as defined below in Note 3 – Public Offering) and Private Placement Warrants (as defined below in Note 4 – Related Party Transactions) (collectively, “Warrant Securities”) in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC 815, the Warrant Securities are recorded as derivative liabilities on the condensed Balance Sheets and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the condensed Statements of Operations in the period of change.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”. Offering costs were $29,391,653 (including $28,875,000 in underwriters’ fees) consisting principally of professional and registration fees incurred through the condensed balance sheet date that are related to the Public Offering and are charged to temporary equity upon the completion of the Public Offering. Since the Company is required to classify the warrants as derivative liabilities, offering costs totaling $617,225 are reflected as an expense in the condensed statements of operations.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2023 and December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had no cash equivalents held outside the Trust account.

Investments Held in Trust Account

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination by January 14, 2024; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination by January 14, 2024, subject to the requirements of law and stock exchange rules. As of December 31, 2022, the Company had $531,940,494 in the Trust Account. At September 30, 2023, the Company had $550,138,169 in the Trust Account which may be utilized for Business Combinations. At September 30, 2023 and December 31, 2022, the Trust Account consisted of money market funds, which are presented at fair value.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s condensed statements of operations. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations.

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

Liquidity and Going Concern Consideration

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until January 14, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If the Company does not complete its Business Combination by January 14, 2024, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $100,000 of such net interest which may be distributed to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In addition, at September 30, 2023 and December 31, 2022, the Company had current liabilities of $2,766,702 and $949,113, respectively, and a working capital deficit of ($2,449,571) and ($373,420), respectively. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after September 30, 2023 and amounts are continuing to accrue. In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide the Company with additional working capital via a Sponsor Loan (see Note 4).

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at December 31, 2022 was a liability of $3,325,000. At September 30, 2023, the fair value of the public warrants increased to $3,500,000. The change in fair value of $175,000 is reflected as a loss in the condensed statements of operations.

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

As of September 30, 2023, the Class A Common Stock reflected on the condensed balance sheet is reconciled in the following table.

As of September 30, 2023
Gross proceeds	$525,000,000
Less:
Proceeds allocated to public warrants	(11,025,000)
Class A shares issuance costs	(28,774,428)
Plus:
Accretion of carrying value to redemption value	39,799,428
Increase in redemption value of Class A Common Stock subject to redemption	22,625,075
Class A Common Stock subject to redemption	$547,625,075

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

At September 30, 2023 and December 31, 2022, there was an aggregate of 13,125,000 Founder Shares outstanding. The Founder Shares are identical to the Class A Common Stock included in the Units sold in the Public Offering except that the Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

The sale of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

On February 7, 2022, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for ongoing operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) January 14, 2024 or (ii) the date on which the Company consummates the Business Combination. As of September 30, 2023 and December 31, 2022, the amount advanced by Sponsor to the Company was $600,000.

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

For the three months ended September 30, 2023 and September 30, 2022, the Company incurred and paid the affiliate $60,000 and $60,000, respectively. For the nine months ended September 30, 2023 and September 30, 2022, the Company incurred and paid the affiliate $180,000 and $172,903, respectively.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

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

Warrants

The Company has determined that warrants issued in connection with its initial public offering in January 2022 are subject to treatment as a liability. The Company utilized a Monte Carlo simulation methodology to value the warrants for periods prior to public warrant trading and observable transactions for subsequent periods, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in March 2022. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of March 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. On September 30, 2023, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $0.20 and $0.19 at September 30, 2023 and December 31, 2022, respectively. The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants.

As of September 30, 2023, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $1.7 million and approximately $3.5 million, respectively, based on the fair value of GHIXW on that date of $0.20.

As of December 31, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $1.6 million and approximately $3.3 million, respectively, based on the closing price of GHIXW on that date of $0.19.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	September 30,	Active Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Investments Held in Trust Account	$550,138,169	$550,138,169	$—	$—

Public warrants	$(3,500,000)	$(3,500,000)	$—	$—
Private placement warrants	$(1,666,667)	$—	$(1,666,667)	$—

	December 31,
	2022	(Level 1)	(Level 2)	(Level 3)
Investments Held in Trust Account	$531,940,494	$531,940,494	$—	$—

Public warrants	$(3,325,000)	$(3,325,000)	$—	$—
Private placement warrants	$(1,583,333)	$—	$(1,583,333)	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. On September 30, 2023, the Public and Private warrants were classified as Level 1 and Level 2, respectively, due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities. Trust assets were classified as Level 1 due to the use of observable inputs in an active market. There were no transfers to/from Level 1, 2, and 3 in the period ended September 30, 2023 or December 31, 2022.

8. Stockholders’ Deficit

Common Stock

The Company is authorized to issue 400,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 40,000,000 shares of Class F Common Stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2023, and December 31, 2022, there were 52,500,000 shares of Class A Common Stock and 13,125,000 shares of Class F Common Stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

9. Risk and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited, interim, condensed financial statements. Additionally, various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflicts between Russia and Ukraine and in Israel, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities. The unaudited, interim, condensed, financial statements do not include any adjustments that might result from the outcome of this uncertainty.

10. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited, interim, condensed balance sheet date up to the date that the unaudited, interim, condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited, interim, condensed financial statements.

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

Results of Operations

For the three months ended September 30, 2023, the Company had net income of $4,979,563 of which $775,000 was a non-cash loss related to the change in fair value of the warrant liability and the remainder are expenses associated with normal operations.

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

As indicated in the accompanying condensed unaudited financial statements, at September 30, 2023, the Company had $18,238 in cash and deferred offering costs of $18,375,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

In addition, at September 30, 2023 and December 31, 2022, the Company had current liabilities of $2,766,702 and $949,113, respectively, and a working capital deficit of ($2,449,571) and ($373,420), respectively. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after September 30, 2023 and amounts are continuing to accrue. In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide the Company with additional working capital via a Sponsor Loan (see Note 4).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the three months ended September 30, 2023 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of September 30, 2023, $550,138,169 (including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of September 30, 2023, investment securities in the Company’s Trust Account consist of $550,138,169 in money market funds. As of September 30, 2023, the effective annualized rate of return generated by our investments was approximately 0.2330%.

We have not engaged in any hedging activities during the three months ended September 30, 2023. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. While we have processes to identify and appropriately apply applicable accounting requirements, we have enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.

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

Through September 30, 2023, we incurred $11,016,653 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $10,500,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $18,375,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated January 13, 2022 which was filed with the SEC.

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

As of September 30, 2023, after giving effect to our Public Offering and our operations subsequent thereto, $550,138,169 was held in the Trust Account, and we had $18,238 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

GORES HOLDINGS IX, INC.

Date: November 13, 2023	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)