Form 10-K
period 2023-12-31
Gores Holdings IX, Inc.
filed 2024-03-20
CIK 1894630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s Class A Common Stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2023, computed by reference to the closing price for the Class A Common Stock on such date, as reported on the Nasdaq Stock Market LLC, was $538.13 million.

As of March 19, 2024, there were 6,029,977 shares of the Company’s Class A Common Stock, par value $0.0001 per share, and 13,125,000 shares of the Company’s Class F Common Stock, par value $0.0001 per share, issued and outstanding.

Auditor Firm ID: 100	Auditor Name: WithumSmith+Brown, PC	Auditor Location: New York, New York, USA

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

On January 14, 2022 (“IPO Closing Date”), we consummated our Initial Public Offering of 52,500,000 units (the “Units”) of the Company. Each Unit consists of one share of Class A Common Stock of the Company, par value $0.0001 per share (together with the Founder Shares, the “Capital Stock”), and one-third of one warrant of the Company (“Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per share, generating gross proceeds to us of $525,000,000. Simultaneously with the IPO Closing Date, we completed the private sale of an aggregate of 8,333,333 warrants to our Sponsor (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant, each exercisable to purchase one share of Class A Common Stock at $11.50 per share, generating gross proceeds to us of $12,500,000. The Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering, except that the Sponsor has agreed not to transfer, assign or sell any of the Private Placement Warrants (except to certain permitted transferees) until 30 days after the completion of the Company’s initial business combination. The Private Placement Warrants may also be net cash settled and are not redeemable so long as they are held by the Sponsor or its permitted transferees. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On the IPO Closing Date, a total of $525,000,000, comprised of $514,500,000 of the proceeds from the Public Offering, including approximately $18,375,000 of the underwriters’ deferred discount, and $10,500,000 of the proceeds of the sale of the Private Placement Warrants, were placed in a Trust Account maintained by Computershare, Inc. and Computershare Transfer & Trust Company, N.A., acting as trustee. Except with respect to up to $900,000 per year of interest earned on the funds in the Trust Account that may be released to the Company to fund its regulatory compliance requirements and other costs related thereto, plus additional amounts necessary to pay its franchise and income taxes, if any, the proceeds from the Public Offering will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (the "second amended and restated certificate of incorporation") (A) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial business combination by December 6, 2024 (or such earlier date as determined by the Company's board of directors) (the "Extension," and such later date, the "Extended Date") or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of the Company’s public shares if it is unable to complete its business combination by the Extended Date, subject to applicable law.

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

At the special meeting of stockholders of Gores Holdings IX, Inc. (the “Company”) held on January 9, 2024 (the “Special Meeting”), stockholders of the Company approved a proposal to amend and restate the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) to extend the date by which the Company must consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses from January 14, 2024 to December 6, 2024 (or such earlier date as determined by the Company’s board of directors).

In connection with the vote to approve the proposal to adopt the Extension Amendment at the Special Meeting, holders of 46,470,023 shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.59 per share, for a total aggregate redemption amount of approximately $492.3 million. As a result, approximately $492.3 million was distributed from the Company’s trust account (the “Trust Account”) to redeem such shares and 6,029,977 shares of Class A common stock remain outstanding after the redemption was effected. Following the payment of the redemption price, approximately $63.8 million remained in the Trust Account.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Specifically, all of our officers and certain of our directors have fiduciary and contractual duties to The Gores Group. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our second amended and restated certificate of incorporation contains a waiver of the corporate opportunity doctrine, which provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation. The purpose for the surrender of corporate opportunities is to allow officers, directors or other representatives with multiple business affiliations to continue to serve as an officer of our company or on our board of directors. Our officers and directors may from time to time be presented with opportunities that could benefit both another business affiliation and us. In the absence of the “corporate opportunity” waiver in our charter, certain candidates would not be able to serve as an officer or director. We believe we substantially benefit from having representatives who bring significant, relevant and valuable experience to our management, and, as a result, the inclusion of the “corporate opportunity” waiver in our second amended and restated certificate of incorporation provides us with greater flexibility to attract and retain the officers and directors that we feel are the best candidates.

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

Additionally, the holders of the Founder Shares before the Public Offering (“our Initial Stockholders”) have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the consummation of our initial business combination. Further, our Initial Stockholders have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our initial business combination by December 6, 2024. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our Initial Stockholders until 180 days after the completion of our initial business combination. With certain limited exceptions, the Private Placement Warrants and the Class A Common Stock underlying such warrants, will not be transferable, assignable or salable by our Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors directly or indirectly own Capital Stock and Private Placement Warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination because of their financial interest in completing an initial business combination by December 6, 2024.

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

Financial Position

With $60,299,770 in gross proceeds from the Public Offering available for a Business Combination, assuming no further redemptions, and after payment of up to $18,375,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

The purpose of any such transaction could be to reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a certain amount of cash at the closing of our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our second amended and restated certificate of incorporation:

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our second amended and restated certificate of incorporation:

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

Our second amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of a proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of Our Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our second amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under

Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Public Offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Public Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target by December 6, 2024.

Redemption of Public Shares and Liquidation if No Business Combination

Our Sponsor, officers and directors have agreed that we will have until December 6, 2024 to complete our initial business combination. If we are unable to complete our business combination by December 6, 2024 (or such earlier date as determined by the Company's board of directors), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to fund our Regulatory Withdrawals and/or to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by December 6, 2024.

Our Sponsor, officers and directors have entered into letter agreements with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial business combination by December 6, 2024. However, if our Initial Stockholders acquire public shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination by December 6, 2024.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated certificate of incorporation that would affect (i) the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 6, 2024 or (ii) any other provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to fund our Regulatory Withdrawals and/or to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by December 6, 2024 may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by December 6, 2024, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination by December 6, 2024, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to fund our Regulatory Withdrawals and/or to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible after December 6, 2024 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the Trust Account only in the event of the redemption of our public shares if we do not complete our business combination by December 6, 2024 or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above.

Second Amended and Restated Certificate of Incorporation

Our second amended and restated certificate of incorporation contains certain requirements and restrictions relating to our Public Offering that will apply to us until the consummation of our Business Combination. If we seek to amend any provisions of our second amended and restated certificate of incorporation relating to stockholders’ rights or pre-Business Combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our Initial Stockholders have agreed to waive any redemption rights with respect to their Founder Shares and public shares in connection with the completion of our Business Combination. Specifically, our second amended and restated certificate of incorporation provides, among other things, that:

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
•
if our Business Combination is not consummated by December 6, 2024, then our existence will terminate and we will distribute all amounts in our Trust Account; and
•
prior to our Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from our Trust Account or (ii) vote on any Business Combination.

These provisions cannot be amended without the approval of holders of 65% of Capital Stock. In the event we seek stockholder approval in connection with our Business Combination, our second amended and restated certificate of incorporation provides that we may consummate our Business Combination only if approved by a majority of the shares of Capital Stock voted by our stockholders voting at a duly held stockholders meeting.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

We evaluated our internal control procedures for the fiscal year ended December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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
•
If the net proceeds of the Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate until December 6, 2024, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.
•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by any continuing supply chain issues, inflation, high interest rates, and the status of debt and equity markets.
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
•
We may not be able to consummate an initial business combination until December 6, 2024 (or such earlier date as determined by the Company's board of directors), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete a Business Combination, and results of operations.

On January 24, 2024, the SEC adopted final rules (the “2024 SPAC Rules”) relating to, among other items, enhancing disclosures in initial business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; enhancing disclosure requirements related to projections, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; increasing the potential liability of certain participants in proposed initial business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2024 SPAC Rules will become effective on July 1, 2024, and may materially adversely affect our ability to consummate a Business Combination and may increase the costs and time related thereto.

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

Unlike many other blank check companies in which the initial stockholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our Initial Stockholders have agreed to vote their Founder Shares, as well as any public shares purchased during or after the Public Offering, in favor of our initial business combination. As a result, in addition to our Initial Stockholders’ Founder Shares, we will not need additional public shares sold in the Public Offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our Initial Stockholders own shares representing 68.5% of our outstanding Capital Stock immediately following the completion of the Public Offering.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us unless additional financing is secured.

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

We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our Class A Common Stock.

We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our Class A Common Stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IR Act") was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock made by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is 1% of the fair market value of any shares repurchased by the repurchasing corporation during a taxable year, which may be potentially netted by the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the "Treasury") has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of aspects of the excise tax (including its application and operation with respect to SPACs) remains unclear and such interim operating rules are subject to change.

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us in connection with the Extension may be subject to this excise tax. Whether and to what extent we would be subject to the excise tax as a result of any redemptions in connection with the Extension will depend on a number of factors, including (i) the timing and structure of the business combination or timing of a liquidation, (ii) the fair market value of the redemptions and repurchases in the same taxable year of the Extension, (iii) the nature and amount of any "PIPE" or other equity issuances in connection with a business combination (or any other equity issuances within the same taxable year as the Extension) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A Common Stock or cash available for distribution in a subsequent liquidation. The Company, however, will not use any funds held in the Trust Account, including any interest thereon, to pay for any excise tax liabilities with respect to any redemptions of the Class A Common Stock, prior to or in connection with the Extension, a business combination or our liquidation.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by December 6, 2024 (or such earlier date as determined by the Company's board of directors). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, officers and directors have agreed that we must complete our initial business combination by December 6, 2024 (or such earlier date as determined by the Company's board of directors). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

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

We cannot predict the impact of the ongoing military conflicts and the related humanitarian crises on the global economy, geopolitical stability and our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination.

Global markets experienced volatility and disruption following the invasion of Ukraine by Russia in February 2022 and the Israel and Hamas war in 2023. In response to the Russia and Ukraine war, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and Israel during the ongoing military conflict, increasing geopolitical tensions with Russia and in the Middle East. The invasion of Ukraine by Russia, the Israel and Hamas war and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine and the Middle East is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Management is currently evaluating the full impact of the Israel-Hamas war and the possible negative effect this conflict could have on the Company's financial position, results of its operations and/or search for a target company. The specific impact is not readily determinable as of the date of these audited financial statements and the audited financial statements do not include any adjustments that might result from the outcome of this uncertainty. Any negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the war in the Middle East and subsequent sanctions could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine and the war in the Middle East, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

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

Since the net proceeds of the Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and timely filed a Current Report on Form 8-K after the IPO Closing Date, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units are immediately tradable and we have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if the Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if a stockholder or a “group” of stockholders are deemed to hold in excess of 15% of our

Class A Common Stock, they will lose the ability to redeem all such shares in excess of 15% of our Class A Common Stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our second amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Public Offering, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. A stockholder’s inability to redeem the Excess Shares will reduce their influence over our ability to complete our business combination and they could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, a stockholder will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, a stockholder will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their stock in open market transactions, potentially at a loss.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering, which have significantly decreased following the recent redemptions in connection with the Extension, and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources and any potential additional financing. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A Common Stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

If the net proceeds of the Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate until December 6, 2024, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until December 6, 2024 (or such earlier date as determined by the Company's board of directors), assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until December 6, 2024; however, we cannot assure stockholders that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

In the adopting release for the 2024 SPAC Rules, the SEC provided guidance that a SPAC's potential status as an "investment company" depends on a variety of factors, such as a SPAC's duration, asset composition, business purpose and activities and "is a question of facts and circumstances" requiring individualized analysis. If we were deemed to be subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete a Business Combination and instead liquidate the Company.

Initially, the funds in the Trust Account had, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we liquidated the U.S. government treasury obligations or money market funds held in the Trust Account and instructed Computershare, Inc. and Computershare Transfer & Trust Company, N.A., acting as the trustee with respect to the Trust Account, to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Interest on such deposit account is currently approximately 0.2% per annum, but such deposit account carries a variable rate and we cannot assure you that such rate will not decrease or increase significantly. Following such liquidation, we have received minimal interest on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, plus up to $900,000 per year of interest which may be withdrawn to fund our Regulatory Withdrawals. As a result, the decision to hold all funds in the Trust Account in cash items has reduced the dollar amount our public stockholders would receive upon any redemption or liquidation of our Company.

In addition, the longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time and instead hold all funds in the Trust Account in as cash items which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

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

Of the net proceeds from this offering and the sale of the private placement warrants, $41,924,770 will be available to complete our business combination and pay related fees and expenses (which excludes $18,375,000 for the payment of deferred underwriting commissions).

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

Our second amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate our initial business combination, we may seek to amend our second amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination but that our stockholders may not support.

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

The provisions of our second amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our Capital Stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our second amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our second amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our Capital Stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our Capital Stock entitled to vote thereon. In all other instances, our second amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding Capital Stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our Initial Stockholders, who collectively beneficially own up to 20% of our Capital Stock upon the IPO Closing Date, will participate in any vote to amend our second amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our second amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which investors do not agree. Our stockholders may pursue remedies against us for any breach of our second amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated certificate of incorporation that would affect (i) the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 6, 2024 (or such earlier date as determined by the Company's board of directors) or (ii) any other provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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
•
rates of inflation;
•
cultural and language differences;
•
employment regulations;
•
crime, strikes, riots, civil disturbances, terrorist attacks, pandemics (such as the recent COVID-19 pandemic), natural disasters(such as fires, floods, earthquakes, tornadoes, or hurricanes) and wars (such as the conflicts in Ukraine and the Middle East);
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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 6, 2024 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following December 6, 2024 in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure investors that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 6, 2024 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

We may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our second amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure investors that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure investors that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our second amended and restated certificate of incorporation (a) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 6, 2024 (or such earlier date as determined by the Company's board of directors) or (b) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination by December 6, 2024, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination by December 6, 2024 for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait after December 6, 2024 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate their investment, investors may be forced to sell their public shares or warrants, potentially at a loss.

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

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A Common Stock upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our second amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our second amended and restated certificate of incorporation authorizes the issuance of up to 400,000,000 shares of Class A Common Stock, 40,000,000 Founder Shares, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the Public Offering, there were 347,500,000 and 26,875,000 authorized but unissued shares of Class A Common Stock and Founder Shares, respectively, available for issuance, which amount takes into account the shares of Class A Common Stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A Common Stock issuable upon conversion of Founder Shares, which amount is not currently determinable. Immediately after the consummation of the Public Offering, there were no shares of preferred stock issued and outstanding. The Founder Shares are convertible into shares of our Class A Common Stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A Common Stock or equity-linked securities related to our initial business combination. The Founder Shares are also convertible at the option of the holder at any time.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A Common Stock to redeem the warrants or upon conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our second amended and restated certificate of incorporation. However, our second amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

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

As a result, included on our balance sheet as of December 31, 2023 are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by stockholders may be less than $10.00 per share.

The net proceeds of the Public Offering and certain proceeds from the sale of the Private Placement Warrants, in the amount of $525,000,000 had, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less, or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we liquidated the U.S. government treasury obligations or money market funds held in the Trust Account and instructed Computershare, Inc. and Computershare Transfer & Trust Company, N.A., acting as the trustee with respect to the Trust Account, to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Interest on such deposit account is currently approximately 0.2% per annum, but such deposit account carries a variable rate and we cannot assure you that such rate will not decrease or increase significantly. Following such liquidation, we have received minimal interest on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, plus up to $900,000 per year of interest which may be withdrawn to fund our Regulatory Withdrawals. As a result, the decision to hold all funds in the Trust Account in cash items has reduced the dollar amount our public stockholders would receive upon any redemption or liquidation of our Company. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $60,299,770 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

Risks Relating to Our Management

Our Initial Stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that stockholders do not support.

Our Initial Stockholders currently own 20% of our issued and outstanding shares of Capital Stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that stockholders do not support, including amendments to our second amended and restated certificate of incorporation and approval of major corporate transactions. If our Initial Stockholders purchase any additional shares of Class A Common Stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Common Stock. In addition, the Founder Shares, all of which are held by our Initial Stockholders, entitle the holders to elect all of our directors prior to our initial business combination; provided, however, that with respect to the election of directors in connection with a meeting of our stockholders in which a business combination is submitted to our stockholders for approval, holders of our Class A Common Stock and holders of the Founder Shares, voting together as a single class, will have the exclusive right to vote for the election of directors. Other than pursuant to the proviso in the preceding sentence, holders of the Class A Common Stock will not be entitled to vote on the election of directors prior to the consummation of the initial business combination. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. Accordingly, our Initial Stockholders will continue to exert control at least until the completion of our business combination.

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

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our second amended and restated certificate of incorporation contains a waiver of the corporate opportunity doctrine, which provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation. The purpose for the surrender of corporate opportunities is to allow officers, directors or other representatives with multiple business affiliations to continue to serve as an officer of our company or on our board of directors. Our officers and directors may from time to time be presented with opportunities that could benefit both another business affiliation and us. In the absence of the “corporate opportunity” waiver in our charter, certain candidates would not be able to serve as an officer or director. We believe we substantially benefit from having representatives, who bring significant, relevant and valuable experience to our management, and, as a result, the inclusion of the “corporate opportunity” waiver in our second amended and restated certificate of incorporation provides us with greater flexibility to attract and retain the officers and directors that we feel are the best candidates.

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

The personal and financial interests of our Sponsor, its affiliates or our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as December 6, 2024 nears, which is the deadline for our completion of an initial business combination.

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

Provisions in our second amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Common Stock and could entrench management.

Our second amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred stock, and the fact that prior to the completion of our initial business combination only holders of the Founder Shares, which have been issued to our Sponsor, are entitled to vote on the appointment of directors, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our second amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our second amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our second amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our second amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

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

Cyber incidents or attacks directed at us or disruptions to our information systems could result in information theft, data corruption, operational disruption, financial loss and/or reputational damage.

The risk of a security breach, incident, compromise, or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss and damage to our reputation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since the IPO Closing Date, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not believe that we currently face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since the IPO Closing Date.

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

(b)
Holders

As of March 15, 2024, there was one holder of record of our Units, one holder of record of our separately traded shares of Class A Common Stock, two holders of record of our separately traded Warrants, and four holders of record of our Class F Common Stock.

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

Through December 31, 2023, we incurred $11,016,653 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $10,500,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $18,375,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated January 13, 2022, which was filed with the SEC.

Our Sponsor, officers and directors have agreed, and our second amended and restated certificate of incorporation provides, that we will have until December 6, 2024 (or such earlier date as determined by the Company's board of directors) to complete our Business Combination. If we are unable to complete our Business Combination by December 6, 2024, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

As of December 31, 2023, after giving effect to our Public Offering and our operations subsequent thereto, $555,541,639 was held in the Trust Account, and we had $1,842,524 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

In connection with the vote to approve the proposal to adopt the Extension Amendment at the Special Meeting, holders of 46,470,023 shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.59 per share, for a total aggregate redemption amount of approximately $492.3 million. As a result, approximately $492.3 million was distributed from the Company’s trust account (the “Trust Account”) to redeem such shares and 6,029,977 shares of Class A common stock remain outstanding after the redemption was effected. Following the payment of the redemption price, approximately $63.8 million remained in the Trust Account.

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

Results of Operations

For the Year Ended December 31, 2023, the Company had net income of $24,181,111 of which $1,808,333 was a non-cash gain related to the change in fair value of the warrant liability.

For the Year Ended December 31, 2022, the Company had net income of $16,051,936 of which $11,366,667 was a non-cash gain related to the change in fair value of the warrant liability.

Our business activities during the year mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by December 6, 2024 (or such earlier date as determined by the Company's board of directors). However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying financial statements, at December 31, 2023, the Company had $1,842,524 in cash and deferred offering costs of $18,375,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

Liquidity and Capital Resources

On July 8, 2021, the Sponsor purchased 15,093,750 Founder Shares for $25,000, or approximately $0.002 per share. On January 11, 2022, the Sponsor transferred 25,000 Founder Shares to each of the independent directors at their original purchase price. On February 28, 2021, the Sponsor forfeited 1,968,750 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option, so that the Founder Shares held by the Initial Stockholders would represent 20% of the outstanding shares of common stock. The Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s second amended and restated certificate of incorporation.

On January 14, 2022, the Company consummated its Public Offering of 52,500,000 Units at a price of $10.00 per Unit, generating gross proceeds of $525,000,000. On the IPO Closing Date, we completed the private sale of an aggregate of 8,333,333 Private Placement Warrants, each exercisable to purchase one share of Class A Common Stock at $11.50 per share, to our Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds, before expenses, of $12,500,000. After deducting the underwriting discounts and commissions (excluding the Deferred Discount, which amount will be payable upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $527,000,000, of which $525,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account. The amount of proceeds not deposited in the Trust Account was $2,000,000 at the closing of our Public Offering. Interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory

Withdrawals, by December 6, 2024 (or such earlier date as determined by the Company's board of directors) and/or additional amounts necessary to pay our franchise and income taxes.

In connection with the vote to approve the proposal to adopt the Extension Amendment at the Special Meeting, holders of 46,470,023 shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.59 per share, for a total aggregate redemption amount of approximately $492.3 million. As a result, approximately $492.3 million was distributed from the Company's trust account (the "Trust Account") to redeem such shares and 6,029,977 shares of Class A common stock remain outstanding after the redemption was effected. Following the payment of the redemption price, approximately $63.8 million remained in the Trust Account.

On July 8, 2021, the Company borrowed $300,000 by the issuance of an unsecured promissory note from the Sponsor for $300,000 to cover expenses related to the Public Offering. This Note was non-interest bearing and payable on the earlier of January 31, 2023 or the completion of the Public Offering. The Note was repaid upon completion of the Public Offering. This facility is no longer available.

On February 7, 2022, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for ongoing operational expenses and certain other expenses in connection with the Business Combination. The note, as amended, is unsecured, non-interest bearing and matures on the earlier of: (i) December 6, 2024 (or such earlier date as determined by the Company's board of directors) or (ii) the date on which the Company consummates the Business Combination. As of December 31, 2023 and December 31, 2022, the amount advanced by Sponsor to the Company was $650,000 and $600,000, respectively.

As of December 31, 2023 and December 31, 2022, the Company had cash held outside of the Trust Account of approximately $1,842,524 and $378,072, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals, subject to an annual limit of $900,000, by December 6, 2024 (or such earlier date as determined by the Company's board of directors) and/or additional amounts necessary to pay our franchise and income taxes.

At December 31, 2023 and December 31, 2022, the Company had current liabilities of $3,647,590 and $949,113 and working capital (deficit) of ($1,779,880) and $373,420, respectively, the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 2 and 3. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after December 31, 2023 and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

As of December 31, 2023 and December 31, 2022, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to an affiliate of the Sponsor for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of December 31, 2023 and the results of operations and cash flows for the periods presented. Operating results for the year ended December 31, 2023 are not necessarily indicative of results that may be expected for any other period.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2023 and December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2023 and December 31, 2022.

Investments Held in Trust Account

The Company’s portfolio of investments was comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof until January 2024, when the trustee liquidated such investments and moved the proceeds to an interest-bearing demand deposit account. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts. Money market funds are presented at fair value at the end of each reporting period.

The Company’s second amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s second amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination by December 6, 2024 (or such earlier date as determined by the Company's board of directors); or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination by December 6, 2024, subject to the requirements of law and stock exchange rules. As of December 31, 2022, the Company had $531,940,494 in the Trust Account. As of December 31, 2023, the Company had $555,541,639 in the Trust Account which may be utilized for a Business Combination. At December 31, 2023, the Trust Account consisted of money market funds, which are presented at fair value.

In connection with the vote to approve the proposal to adopt the Extension Amendment at the Special Meeting, holders of 46,470,023 shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.59 per share, for a total aggregate redemption amount of approximately $492.3 million. As a result, approximately $492.3 million was distributed from the Company's trust account (the "Trust Account") to redeem such shares and 6,029,977 shares of Class A common stock remain outstanding after the redemption was effected. Following the payment of the redemption price, approximately $63.8 million remained in the Trust Account.

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

Liquidity and Going Concern Consideration

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have until December 6, 2024 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If the Company does not complete its Business Combination by December 6, 2024 (or such earlier date as determined by the Company's board of directors), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $100,000 of such net interest which may be distributed to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In addition, at December 31, 2023 and December 31, 2022, the Company had current liabilities of $3,647,590 and $949,113, respectively, and working capital (deficit) of ($1,779,880) and $373,420, respectively. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after December 31, 2023 and amounts are continuing to accrue. In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide the Company with additional working capital via a Sponsor Loan (see Note 4).

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering. In addition, if the Company fails to complete its Business Combination by December 6, 2024, there will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering. In addition, if the Company fails to complete its Business Combination by December 6, 2024, there will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 6, 2024. The amount of time remaining to finalize a Business Combination does raise substantial doubt in the Company as a going concern.

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

Net loss per common share

The Company has two classes of shares, which are referred to as Class A Common Stock and the Founder Shares. Net income/(loss) per common share is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. At December 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the Year Ended December 31, 2023 consisted solely of organizational activities and activities relating to our Public Offering.

We have not engaged in any hedging activities during the year ended December 31, 2023. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Gores Holdings IX, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Gores Holdings IX, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by December 6, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
New York, New York
March 19, 2024 PCAOB ID #100

GORES HOLDINGS IX, INC.

BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS:
Current assets:
Cash	$1,842,524	$378,072
Prepaid expenses	25,186	944,461
Total current assets	1,867,710	1,322,533
Investments held in Trust Account	555,541,639	531,940,494
Total assets	$557,409,349	$533,263,027

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses, formation and offering costs	$360,875	$27,446
State franchise tax accrual	40,000	200,000
Income tax payable	2,596,715	121,667
Notes payable - related party	650,000	600,000
Total current liabilities	3,647,590	949,113
Public warrants derivative liability	2,100,000	3,325,000
Private warrants derivative liability	1,000,000	1,583,333
Deferred income tax payable	518,136	509,185
Deferred underwriting compensation	18,375,000	18,375,000
Total liabilities	25,640,726	24,741,631

Commitments and contingencies
Class A Common Stock subject to possible redemption, 52,500,000 shares at December 31, 2023 and 52,500,000 shares at December 31, 2022 (at redemption value of $10.56 and $10.12 per share, respectively, par value $10.00)	554,482,346	531,037,712
Stockholders' deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized, none issued or outstanding at December 31, 2023 and December 31, 2022	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 13,125,000 shares issued and outstanding at December 31, 2023 and December 31, 2022	1,313	1,313
Additional paid-in-capital	—	—
Accumulated deficit	(22,715,036)	(22,517,629)

Total stockholders' deficit	(22,713,723)	(22,516,316)

Total liabilities and stockholders' deficit	$557,409,349	$533,263,027

See accompanying notes to financial statements.

GORES HOLDINGS IX, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Professional fees and other expenses	$(1,836,585)	$(1,430,672)
State franchise taxes, other than income tax	(200,000)	(200,000)
Net loss from operations	(2,036,585)	(1,630,672)
Change in fair value of public and private warrant liabilities	1,808,333	11,366,667
Allocated expense for warrant issuance cost	—	(617,225)
Income from investments held in Trust Account	26,426,823	7,564,018
Net income before income taxes	26,198,571	16,682,788
Provision for income tax	(2,951,344)	(630,852)
Net income	$23,247,227	$16,051,936

Net loss per common share:
Weighted average shares outstanding of Class A Common Stock	52,500,000	50,631,000
Net loss per share, Class A Common Stock	$(0.10)	$(0.47)
Weighted average shares outstanding of Class F Common Stock	13,125,000	13,125,000
Net loss per share, Class F Common Stock	$(0.10)	$(0.47)

See accompanying notes to financial statements.

GORES HOLDINGS IX, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For the Year Ended December 31, 2023
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2023	-	$-	13,125,000	$1,313	$-	$(22,517,629)	$(22,516,316)
Net income	-	-	-	-	-	23,247,227	23,247,227
Increase in redemption value of Class A Common Stock subject to redemption	-	-	-	-	-	(23,444,634)	(23,444,634)
Balance at December 31, 2023	-	$-	13,125,000	$1,313	$-	$(22,715,036)	$(22,713,723)

	For the Year Ended December 31, 2022
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2022	-	$-	15,093,750	$1,509	$23,491	$(6,112)	$18,888
Forfeited Class F Common Stock by Sponsor	-	-	(1,968,750)	(197)	197	-	-
Excess of fair value paid by founders for warrants	-	-	-	-	7,250,000	-	7,250,000
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	-	-	-	-	(7,273,688)	-	(7,273,688)
Subsequent measurement of Class A Common Stock subject to redemption against accumulated deficit	-	-	-	-	-	(32,525,740)	(32,525,740)
Net income	-	-	-	-	-	16,051,936	16,051,936
Increase in redemption value of Class A Common Stock subject to redemption	-	-	-	-	-	(6,037,712)	(6,037,712)
Balance at December 31, 2022	-	$-	13,125,000	$1,313	$-	$(22,517,629)	$(22,516,316)

See accompanying notes to financial statements.

GORES HOLDINGS IX INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flows from operating activities:
Net income	$23,247,227	$16,051,936
Adjustments to reconcile net income to net cash used in operating activities:
Allocated expense for warrant issuance cost	—	617,225
Dividends reinvested in the Trust Account	(26,426,822)	(7,564,018)
Gain from change in fair value of private and public warrant liabilities	(1,808,333)	(11,366,667)
Changes in operating assets and liabilities:
State franchise tax accrual	(160,000)	195,930
Income tax payable	2,475,048	121,667
Deferred income tax	8,951	509,185
Prepaid assets	919,275	(944,461)
Accrued expenses, formation and offering costs	333,429	(134,300)
Net cash used in operating activities	(1,411,225)	(2,513,503)
Cash flows from investing activities:
Cash deposited in Trust Account	—	(525,000,000)
Cash withdrawn from Trust Account for tax and regulatory expenses	2,825,677	623,524
Net cash provided by/(used in) investing activities	2,825,677	(524,376,476)
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	—	525,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	12,500,000
Proceeds from notes payable – related party	650,000	600,000
Repayment of notes and advances payable – related party	(600,000)	(300,000)
Payment of underwriters’ discounts and commissions	—	(10,500,000)
Payment of accrued offering costs	—	(179,109)
Net cash provided by financing activities	50,000	527,120,891
Net change in cash	1,464,452	230,912
Cash at beginning of period	378,072	147,160
Cash at end of period	$1,842,524	$378,072

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses, formation and offering costs	$—	$337,544
Deferred underwriting compensation	$—	$18,375,000
Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$50,350	$4,070

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

At December 31, 2023, the Company had not commenced any operations. All activity for the Period from January 19, 2021 (inception) through January 13, 2022 relates to the Company’s formation and initial public offering (“Public Offering”) described below. The Company subsequently completed the Public Offering on January 14, 2022 (the “IPO Closing Date”). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. Subsequent to the Public Offering, the Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

Financing

Upon the IPO Closing Date and the sale of the Private Placement Warrants, an aggregate of $525,000,000 was placed in a Trust Account with Deutsche Bank Trust Company Americas (the “Trust Account”) acting as Trustee.

The Company intends to finance a Business Combination with the net proceeds from its $525,000,000 Public Offering and its sale of $12,500,000 of Private Placement Warrants, less redemptions exercised in January 2024.

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills or money market with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act that invest only in direct U.S. government obligations. As of December 31, 2023 and December 31, 2022, the Trust Account consisted of money market funds.

The Company’s second amended and restated certificate of incorporation provides that, other than the withdrawal of interest to fund regulatory compliance requirements and other costs related thereto (a “Regulatory Withdrawal”) by December 6, 2024 (or such earlier date as determined by the Company's board of directors) and/or additional amounts necessary to pay franchise and income taxes, if any, none of the funds held in trust will be released until the earliest of: (i) the completion of the Business Combination; or (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination by December 6, 2024 (or such earlier date as determined by the Company's board of directors) from the closing of the Public Offering; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination by December 6, 2024 (or such earlier date as determined by the Company's board of directors) from the closing of the Public Offering, subject to the requirements of law and stock exchange rules.

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

The Company will have until December 6, 2024 (or such earlier date as determined by the Company's board of directors) from the IPO Closing Date to complete its Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest income, but less taxes payable (less up to $100,000 of such net interest income to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire public shares of common stock, they will be entitled to a pro rata share of the Trust Account in the event the Company does not complete a Business Combination within the required time period.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of December 31, 2023 and December 31, 2022 and the results of operations and cash flows for the periods presented. Operating results for the years ended December 31, 2023 and 2022, are not necessarily indicative of results that may be expected for any other period.

Net Loss Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class F Common Stock (the “Founder Shares”). Our Class A Common Stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). The Company has recognized these changes, resulting in a net loss per common share. Income and losses are shared pro rata between the two classes of shares, which assumes a business combination as the most likely outcome. Net loss per common share is calculated by dividing the net loss by the weighted average shares of common stock outstanding for the respective period. At December 31, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock.

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Class A	Class F	Class A	Class F
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(4,988,095)	$(1,247,024)	$(23,653,533)	$(6,131,671)

Denominator:
Weighted-average shares outstanding	52,500,000	13,125,000	50,631,000	13,125,000
Basic and diluted net loss per common share	$(0.10)	$(0.10)	$(0.47)	$(0.47)

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

Derivative Liabilities

The Company evaluated the Warrants (as defined below in Note 3 – Public Offering) and Private Placement Warrants (as defined below in Note 4 – Related Party Transactions) (collectively, “Warrant Securities”) in accordance with ASC 815-40, "Derivatives and Hedging — Contracts in Entity’s Own Equity," and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC 815, the Warrant Securities are recorded as derivative liabilities on the Balance Sheets and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statements of Operations in the period of change.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2023 and December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2023 and December 31, 2022.

Investments Held in Trust Account

The Company’s portfolio of investments was comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof until January 2024, when the trustee liquidated such investments and moved the proceeds to an interest-bearing demand deposit account. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. Money market funds are presented at fair value at the end of each reporting period.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination by December 6, 2024; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination by December 6, 2024, subject to the requirements of law and stock exchange rules. As of December 31, 2022, the Company had $531,940,494 in the Trust Account. As of December 31, 2023, the Company had $555,541,639 in the Trust Account which may be utilized for a Business Combination. At December 31, 2023, the Trust Account consisted of money market funds, which are presented at fair value.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, "Debt-Debt with Conversion and Other Options" (Subtopic 470-20) and "Derivatives and Hedging-Contracts in Entity’s Own Equity" (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for a smaller reporting company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company continues to evaluate the impact of ASU 2020-06 on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Liquidity and Going Concern Consideration

In connection with an assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until December 6, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If the Company does not complete its Business Combination by December 6, 2024, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $100,000 of such net interest which may be distributed to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In addition, at December 31, 2023 and December 31, 2022, the Company had current liabilities of $3,647,590 and $949,113, respectively, and working capital (deficit) of ($1,779,880) and $373,420, respectively. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after December 31, 2023 and amounts are continuing to accrue. In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide the Company with additional working capital via a Sponsor Loan (see Note 4).

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering. In addition, if the Company fails to complete its Business Combination by December 6, 2024, there will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering. In addition, if the Company fails to complete its Business Combination by December 6, 2024, there will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 6, 2024. The amount of time remaining to finalize a Business Combination does raise substantial doubt in the Company as a going concern.

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features that do not qualify for equity classification in FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at December 31, 2022 was a liability of $3,325,000. At December 31, 2023, the fair value has decreased to $2,100,000. The change in fair value of $1,225,000 is reflected as a gain in the statements of operations.

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

As of December 31, 2023, the Class A Common Stock reflected on the balance sheet is reconciled in the following table.

As of December 31, 2023
Gross proceeds	$525,000,000
Less:
Proceeds allocated to public warrants	(11,025,000)
Class A shares issuance costs	(28,774,428)
Plus:
Accretion of carrying value to redemption value	39,799,428
Increase in redemption value of Class A Common Stock subject to possible redemption	29,482,346
Class A Common Stock subject to possible redemption	$554,482,346

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

At December 31, 2023 and December 31, 2022, there was an aggregate of 13,125,000 and 13,125,000 Founder Shares outstanding, respectively. The Founder Shares are identical to the Class A Common Stock included in the Units sold in the Public Offering except that the Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

The sale of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a

Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

On February 7, 2022, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for ongoing operational expenses and certain other expenses in connection with the Business Combination. The note, as amended, is unsecured, non-interest bearing and matures on the earlier of: (i) December 6, 2024 or (ii) the date on which the Company consummates the Business Combination. As of December 31, 2023 and December 31, 2022, the amount advanced by Sponsor to the Company was $650,000 and $600,000, respectively.

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

For the year ended December 31, 2023, the Company incurred and paid the affiliate $240,000. For the year ended December 31, 2022, the Company incurred and paid the affiliate $232,903.

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

6. Income Taxes

Effective Tax Rate Reconciliation

A reconciliation of the statutory federal income tax expense to the income tax expense from continuing operations provided at December 31, 2023 and December 31, 2022 is as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Income tax expense/(benefit) at the federal statutory rate	$5,507,401	$3,503,385
Warrant liability	(379,750)	(2,387,000)
State income taxes - net of federal income tax benefits	(10,351)	2,311
Stock issuance	-	129,617
Dividends received deduction	(2,595,094)	(615,965)
Cash to accrual true-up	429,137	-
Change in valuation allowance	-	(1,496)
Total income tax expense	$2,951,344	$630,852

Current/Deferred Taxes

	Year Ended	Year Ended
	December 31, 2022	December 31, 2022
Current income tax expense
Federal	$2,862,562	$121,667
State	79,831	-
Total current income tax expense	2,942,393	121,667
Deferred income tax expense
Federal	(62,535)	507,087
State	71,486	2,098
Total deferred income tax expense	8,951	509,185
Provision for income taxes	$2,951,344	$630,852

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Deferred tax assets
Accrued expenses	$91,473	$55,670
Net operating losses	-	81,837
Total deferred tax assets	91,473	137,507
Valuation allowance	-	-
Net deferred tax assets	91,473	137,507

Deferred tax liabilities
Prepaids	(6,164)	(231,166)
Accrued income	(603,445)	(415,526)
Total deferred tax liabilities	(609,609)	(646,692)
Net Deferred Tax Liability	$(518,136)	$(509,185)

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and December 31, 2022 is as follows:

	December 31, 2023	December 31, 2022
Federal Statutory Rate	21.0%	21.0%
Items Driving Rate Increase/(Decrease)
Facilitative Expenses	0.0%	0.0%
Fed Deduction for State Taxes Paid	0.0%	0.0%
Stock Issuance	0.0%	0.8%
Penalty	0.0%	0.0%
Current State Tax Liability, net of federal benefit	0.0%	0.0%
PY Federal Return-To-Provision True-up	1.6%	0.0%
Warrant Liability	-1.4%	-14.3%
Dividends Received Deduction	-9.9%	-3.7%
State Deferred Tax Expense	0.0%	0.0%
Change in State Tax Rate	0.0%	0.0%
Change in State Valuation Allowance	0.0%	0.0%
Change in Federal Valuation Allowance	0.0%	0.0%
	11.3%	3.8%

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

Warrants

The Company has determined that warrants issued in connection with its initial public offering in January 2022 are subject to treatment as a liability. The Company utilized a Monte Carlo simulation methodology to value the warrants for periods prior to public warrant trading and observable transactions for subsequent periods, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in March 2022. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of March 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five-year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. On December 31, 2023, the Company utilized recent transactions of the warrants and other factors to value the warrants due to a lack of adequate trading volume in the Company's public warrants on that date. The Public Warrants were valued at $0.12 and $0.19 at December 31, 2023 and December 31, 2022, respectively. The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants.

As of December 31, 2023, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $1.0 million and approximately $2.1 million, respectively, based on the fair value of GHIXW on that date of $0.12.

As of December 31, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $1.6 million and approximately $3.3 million, respectively, based on the fair value of GHIXW on that date of $0.19.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Investments Held in Trust Account	$555,541,639	$555,541,639	$—	$—

Public warrants	$(2,100,000)	$—	$(2,100,000)	$—
Private placement warrants	$(1,000,000)	$—	$(1,000,000)	$—

	December 31,
	2022	(Level 1)	(Level 2)	(Level 3)
Investments Held in Trust Account	$531,940,494	$531,940,494	$—	$—

Public warrants	$(3,325,000)	$(3,325,000)	$—	$—
Private placement warrants	$(1,583,333)	$—	$(1,583,333)	$—

8. Stockholders’ Deficit

Common Stock

The Company is authorized to issue 400,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 40,000,000 shares of Class F Common Stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2023 and 2022 there were 52,500,000 and 52,500,000 shares of Class A Common Stock, respectively, and 13,125,000 and 13,125,000 shares of Class F Common Stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company's board of directors. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

9. Risk and Uncertainties

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflicts between Russia and Ukraine and in Israel, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities. The audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

10. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the audited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the audited financial statements other than the below.

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

At the special meeting of stockholders of Gores Holdings IX, Inc. (the “Company”) held on January 9, 2024 (the “Special Meeting”), stockholders of the Company approved a proposal to amend and restate the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) to extend the date by which the Company must consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses from January 14, 2024 to December 6, 2024 (or such earlier date as determined by the Company’s board of directors).

The Company filed the Extension Amendment with the Secretary of State of the State of Delaware on January 9, 2024. The foregoing description of the Extension Amendment does not purport to be complete and is qualified in its entirety by reference to Exhibit 3.1 which is incorporated herein by reference.

Redemptions

In connection with the vote to approve the proposal to adopt the Extension Amendment at the Special Meeting, holders of 46,470,023 shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.59 per share, for a total aggregate redemption amount of approximately $492.3 million. As a result, approximately $492.3 million was distributed from the Company’s trust account (the “Trust Account”) to redeem such shares and 6,029,977 shares of Class A common stock remain outstanding after the redemption was effected. Following the payment of the redemption price, approximately $63.8 million remained in the Trust Account.

Trust Account Funds

To mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), the Company has instructed the trustee with respect to the Trust Account to liquidate the U.S. government securities or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of a business combination or liquidation. As a result, following such liquidation, the Company may receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount the Company’s public stockholders would receive upon any redemption or liquidation of the Company.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Item 9B. Other Information

During the period covered by this Annual Report, none of the Company's directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and officers are as follows:

Name	Age	Title
Alec Gores	70	Chairman
Mark R. Stone	60	Chief Executive Officer
Andrew McBride	43	Chief Financial Officer and Secretary
Randall Bort	59	Director
Keith Covington	60	Director
Elizabeth Marcellino	66	Director

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

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Company's board of directors should follow the procedures set forth in our bylaws.

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
•
Our Initial Stockholders have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our Initial Stockholders have agreed to waive their redemption rights with respect to any Founder Shares held by them if fail to consummate our initial business combination by December 6, 2024. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our Initial Stockholders until 180 days after the completion of our initial business combination. With certain limited exceptions, the Private Placement Warrants and the Class A Common Stock underlying such warrants, will not be transferable, assignable or salable by our Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination because of their financial interest in completing an initial business combination by December 6, 2024.
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

Limitation on Liability and Indemnification of Officers and Directors

Our second amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

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

After the completion of our Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of a proposed Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the Company's board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board.

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

The following table sets forth information available to us at March 15, 2024 with respect to the beneficial ownership of our Class A Common Stock held by:

•
each person known by us to be the beneficial owner of more than 5% of our outstanding Class A Common Stock;
•
each of our officers and directors that beneficially own shares of our Class A Common Stock; and
•
all officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Class A Common Stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants, as they are not exercisable within 60 days of March 15, 2024.

Name and Address of	Number of Shares	Percentage of Shares of
Beneficial Owner(1)	Beneficially Owned	Outstanding Common Stock
Gores Sponsor IX LLC(2)(3)	13,050,000	68.4%
Alec Gores(3)	13,050,000	68.4%
AQR Capital Management, LLC(4)	3,043,978	50.5%
Mark R. Stone	—	*
Andrew McBride	—	*
Randall Bort	25,000	*
Keith Covington	25,000	*
Elizabeth Marcellino	25,000	*
All directors and executive officers as a group (6 individuals)	13,125,000	68.5%

* Less than one percent.

(1)
This table is based on 6,029,977 shares of Class A Common Stock outstanding as of March 15, 2024. Beneficial ownership is determined in accordance with the rules of the SEC. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 6260 Lookout Road, Boulder, Colorado 80301.

(2)
Represents Founder Shares which are automatically convertible into shares of Class A Common Stock at the time of our Business Combination on a one-for-one basis, subject to adjustment. Percentage ownership assumes all shares are converted to Class A Common Stock.
(3)
Represents shares held by our Sponsor which is controlled indirectly by Mr. Gores. Mr. Gores may be deemed to beneficially own 13,050,000 Founder Shares and ultimately exercises voting and dispositive power of the securities.
(4)
According to Schedule 13G filed on February 14, 2024, the business address of AQR Capital Management LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC is One Greenwich Plaza, Greenwich, CT 06830.

Our Initial Stockholders beneficially own 68.5% of the issued and outstanding shares of our Capital Stock and have the right to appoint all of our directors prior to our initial business combination by reason of their ownership of all of the Founder Shares. Holders of our public Class A Common Stock do not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our Initial Stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions, including approval of our initial business combination.

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

At December 31, 2023 and December 31, 2022, there was an aggregate of 13,125,000 and 13,125,000 Founder Shares outstanding, respectively. The Founder Shares are identical to the Class A Common Stock included in the Units sold in the Public Offering except that the Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

The sale of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

On February 7, 2022, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for ongoing operational expenses and certain other expenses in connection with the Business Combination. The note, as amended, is unsecured, non-interest bearing and matures on the earlier of: (i) December 6, 2024 or (ii) the date on which the Company consummates the Business Combination. As of December 31, 2023 and December 31, 2022, the amount advanced by Sponsor to the Company was $650,000 and $600,000, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firm for the Year Ended December 31, 2023 and December 31, 2022:

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
Audit Fees(1)	$96,460	$120,390
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$96,460	$120,390

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

(b)
Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2024).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Registrant on January 7, 2022).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1 filed by the Registrant on January 7, 2022).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on January 7, 2022).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1 filed by the Registrant on January 7, 2022).

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

24.1*	Power of Attorney (included on the signature pages herein).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Incentive-Based Compensation Recovery Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GORES HOLDINGS IX, INC.

Date: March 19, 2024	By:	/s/ Mark Stone
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

Name	Title	Date
/s/ Alec Gores	Chairman	March 19, 2024
Alec Gores

/s/ Mark Stone	Chief Executive Officer	March 19, 2024
Mark Stone	(Principal Executive Officer)

/s/ Andrew McBride	Chief Financial Officer and Secretary	March 19, 2024
Andrew McBride	(Principal Financial and Accounting Officer)

/s/ Randall Bort	Director	March 19, 2024
Randall Bort

/s/ Keith Covington	Director	March 19, 2024
Keith Covington

/s/ Elizabeth Marcellino	Director	March 19, 2024
Elizabeth Marcellino