Form 10-Q
period 2024-03-31
Gores Holdings IX, Inc.
filed 2024-05-15
CIK 1894630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, there were 6,029,977 shares of the Company’s Class A Common Stock, par value $0.0001 per share, and 13,125,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES HOLDINGS IX, INC.

CONDENSED BALANCE SHEETS

	March 31, 2024
	(unaudited)	December 31, 2023
ASSETS:
Current assets:
Cash	$673,751	$1,842,524
Prepaid expenses	736,254	25,186
Total current assets	1,410,005	1,867,710
Cash and investments held in Trust Account	64,293,805	555,541,639
Total assets	$65,703,810	$557,409,349

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses, formation and offering costs	$498,864	$360,875
State franchise tax accrual	50,000	40,000
Income tax payable	2,875,681	2,596,715
Notes payable - related party	650,000	650,000
Total current liabilities	4,074,545	3,647,590
Public warrants derivative liability	6,125,000	2,100,000
Private warrants derivative liability	2,916,667	1,000,000
Deferred income tax payable	58,103	518,136
Deferred underwriting compensation	18,375,000	18,375,000
Total liabilities	31,549,315	25,640,726

Commitments and contingencies
Class A Common Stock subject to possible redemption, 6,029,977 shares at March 31, 2024 and 52,500,000 shares at December 31, 2023 (at redemption value of $10.41 and $10.56 per share, respectively, par value $10.00)	62,742,071	554,482,346
Stockholders' deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized, none issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 13,125,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	1,313	1,313
Additional paid-in-capital	—	—
Accumulated deficit	(28,588,889)	(22,715,036)

Total stockholders' deficit	(28,587,576)	(22,713,723)

Total liabilities and stockholders' deficit	$65,703,810	$557,409,349

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS IX, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three	Three
	Months Ended	Months Ended
	March 31, 2024	March 31, 2023
Professional fees and other expenses	$(555,694)	$(429,426)
State franchise taxes, other than income tax	(50,000)	(50,000)
Net loss from operations	(605,694)	(479,426)
Change in fair value of public and private warrant liabilities	(5,941,667)	(1,033,334)
Income from cash and investments held in Trust Account	1,119,671	5,642,686
Net income/(loss) before income taxes	(5,427,690)	4,129,926
Provision for/(benefit from) income tax	181,067	(788,182)
Net income/(loss)	$(5,246,623)	$3,341,744

Net loss per common share:
Weighted average shares outstanding of Class A Common Stock	10,625,913	52,500,000
Net loss per share, Class A Common Stock	$(0.32)	$(0.12)
Weighted average shares outstanding of Class F Common Stock	13,125,000	13,125,000
Net loss per share, Class F Common Stock	$(0.32)	$(0.12)

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS IX, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For the Three Months Ended March 31, 2024
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2024	-	$-	13,125,000	$1,313	$-	$(22,715,036)	$(22,713,723)
Net loss	-	-	-	-	-	(5,246,623)	(5,246,623)
Increase in redemption value of Class A Common Stock subject to redemption	-	-	-	-	-	(627,230)	(627,230)
Balance at March 31, 2024	-	$-	13,125,000	$1,313	$-	$(28,588,889)	$(28,587,576)

	For the Three Months Ended March 31, 2023
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2023	-	$-	13,125,000	$1,313	$-	$(22,517,629)	$(22,516,316)
Net income	-	-	-	-	-	3,341,744	3,341,744
Increase in redemption value of Class A Common Stock subject to redemption	-	-	-	-	-	(5,025,945)	(5,025,945)
Balance at March 31, 2023	-	$-	13,125,000	$1,313	$-	$(24,201,830)	$(24,200,517)

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS IX, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash flows from operating activities:
Net income/(loss)	$(5,246,623)	$3,341,744
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Income from cash and investments held in Trust Account	(1,119,671)	(5,642,686)
Gain from change in fair value of private and public warrant liabilities	5,941,667	1,033,334
Changes in operating assets and liabilities:
State franchise tax accrual	10,000	(150,000)
Income tax payable	278,966	813,730
Deferred income tax	(460,033)	(25,548)
Prepaid assets	(711,069)	140,671
Accrued expenses, formation and offering costs	137,990	(5,000)
Net cash used in operating activities	(1,168,773)	(493,755)
Cash flows from investing activities:
Cash deposited in Trust Account	(492,367,506)	—
Cash withdrawn from Trust Account for tax and regulatory expenses	—	412,005
Net cash provided by/(used in) investing activities	(492,367,506)	412,005
Cash flows from financing activities:
Redemption of Units at extension	492,367,506	—
Net cash provided by financing activities	492,367,506	—
Net change in cash	(1,168,773)	(81,750)
Cash at beginning of period	1,842,524	378,072
Cash at end of period	$673,751	$296,322

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses, formation and offering costs	$—	$337,544
Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$40,000	$200,000

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

At March 31, 2024, the Company had not commenced any operations. All activity for the period from July 8, 2021, the date on which operations commenced, through March 31, 2024 relates to the Company’s formation and initial public offering (“Public Offering”) described below and subsequently to the Company's search for a prospective initial Business Combination. The Company subsequently completed the Public Offering on January 14, 2022 (the “IPO Closing Date”). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. Subsequent to the Public Offering, the Company generates non-operating income in the form of interest and/or dividend income from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

Extension

At the special meeting of stockholders of the Company held on January 9, 2024 (the “Special Meeting”), stockholders of the Company approved a proposal to amend and restate the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) to extend the date by which the Company must consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses from January 14, 2024 to December 6, 2024 (or such earlier date as determined by the Company’s board of directors).

The Company filed the Extension Amendment with the Secretary of State of Delaware on January 9, 2024. The foregoing description of the Extension Amendment does not purport to be complete and is qualified in its entirety by reference to Exhibit 3.1 which is incorporated herein by reference.

In connection with the vote to approve the proposal to adopt the Extension Amendment at the Special Meeting, holders of 46,470,023 shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.59 per share, for a total aggregate redemption amount of approximately $492.3 million. As a result, approximately $492.3 million was distributed from the Company’s trust account to redeem such shares and 6,029,977 shares of Class A common stock remain outstanding after the redemption was effected. Following the payment of the redemption price, approximately $63.8 million remained in the Trust Account.

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

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, (the “Investment Company Act”) as amended, that invest only in direct U.S. government obligations. As of March 31, 2024, the Trust Account consisted of cash.

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

The Company has until December 6, 2024 (or such earlier date as determined by the Company's board of directors) from the IPO Closing Date to complete its Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest income, but less taxes payable (less up to $100,000 of such net interest income to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire public shares of common stock, they will be entitled to a pro rata share of the Trust Account in the event the Company does not complete a Business Combination within the required time period.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, interim, condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2024 and December 31, 2023 and the results of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2024 and 2023 are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited, interim, condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2024.

Net Loss Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class F Common Stock (the “Founder Shares”). The Company's Class A Common Stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). The Company has recognized these changes, resulting in a net loss per common share. Income and losses are shared pro rata between the two classes of shares, which assumes a business combination as the most likely outcome. Net loss per common share is calculated by dividing the net loss by the weighted average shares of common stock outstanding for the respective period. At March 31, 2024 and December 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock.

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Class A	Class F	Class A	Class F
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(3,439,945)	$(4,248,979)	$(6,177,531)	$(1,544,383)

Denominator:
Weighted-average shares outstanding	10,625,913	13,125,000	52,500,000	13,125,000
Basic and diluted net loss per common share	$(0.32)	$(0.32)	$(0.12)	$(0.12)

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature (except for the derivative warrant liabilities, see Note 7).

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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”. Offering costs were $29,391,653 (including $28,875,000 in underwriters’ fees) consisting principally of professional and registration fees incurred through the condensed balance sheet date that are related to the Public Offering and are charged to temporary equity upon the completion of the Public Offering. Since the Company is required to classify the warrants as derivative liabilities, offering costs totaling $617,225 were recorded as an expense.

Redeemable Common Stock

As discussed in Note 3, all of the 52,500,000 shares of Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A Common Stock has been classified outside of permanent equity.

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

In connection with the vote to approve the proposal to adopt the Extension Amendment at the Special Meeting, holders of 46,470,023 shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.59 per share, for a total aggregate redemption amount of approximately $492.3 million. As a result, approximately $492.3 million was distributed from the Company’s Trust Account to redeem such shares and 6,029,977 shares of Class A common stock remain outstanding after the redemption was effected. Following the payment of the redemption price, approximately $63.8 million remained in the Trust Account.

Use of Estimates

The preparation of unaudited, interim, condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited, interim, condensed financial statements and the reported amounts of revenues and expenses during the reporting period. One of the more significant accounting estimates included in these unaudited, interim, condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2024 and December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company had no cash equivalents held outside the Trust account.

Cash and Investments Held in Trust Account

The Company’s portfolio of investments was comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof until January 2024, when the trustee liquidated such investments and moved the proceeds to an interest-bearing demand deposit account. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. Money market funds are presented at fair value at the end of each reporting period.

The Company’s second amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination by December 6, 2024; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination by December 6, 2024, subject to the requirements of law and stock exchange rules. As of December 31, 2023, the Company had $555,541,639 in the Trust Account. At March 31, 2024, the Company had $64,293,805 in the Trust Account which may be utilized for Business Combinations. At March 31, 2024 , the Trust Account consisted of cash.

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

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the condensed balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s condensed statements of operations. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, "Debt-Debt with Conversion and Other Options" (Subtopic 470-20) and "Derivatives and

Hedging-Contracts in Entity’s Own Equity" (Subtopic 815-40) (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for a smaller reporting company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company continues to evaluate the impact of ASU 2020-06 on its unaudited, interim, condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited, interim, condensed financial statements.

Liquidity and Going Concern Consideration

In connection with the Company's assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until December 6, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. The Company intends to Complete a Business Combination by December 6, 2024. However, if the Company does not complete its Business Combination by December 6, 2024, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $100,000 of such net interest which may be distributed to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In addition, at March 31, 2024 and December 31, 2023, the Company had current liabilities of $4,074,545 and $3,647,590, respectively, and a working capital deficit of ($2,664,540) and ($1,779,880), respectively. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after March 31, 2024 and amounts are continuing to accrue. In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide the Company with additional working capital via a Sponsor Loan (see Note 4).

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in FASB ASC Topic 815-40 “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at December 31, 2023 was a liability of $2,100,000. At March 31, 2024, the fair value of the public warrants increased to $6,125,000. The change in fair value of $4,025,000 is reflected as a loss in the condensed statements of operations.

All of the 52,500,000 shares of Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that the Class A Common Stock was issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A Common Stock classified as temporary equity is the allocated proceeds based on the guidance in FASB ASC Topic 470-20, “Debt – Debt with Conversion and Other Options.”

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

As of March 31, 2024 and December 31, 2023, the Class A Common Stock reflected on the condensed balance sheets is reconciled in the following table.

	As of March 31, 2024	As of December 31, 2023
Gross proceeds	$525,000,000	$525,000,000
Less:
Proceeds allocated to public warrants	(11,025,000)	(11,025,000)
Class A shares issuance costs	(28,774,428)	(28,774,428)
Plus:
Accretion of carrying value to redemption value	39,799,428	39,799,428
Increase in redemption value of Class A Common Stock subject to possible redemption	2,442,301	29,482,346
Redemption of shares	(464,700,230)	-
Class A Common Stock subject to possible redemption	$62,742,071	$554,482,346

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

At March 31, 2024 and December 31, 2023, there was an aggregate of 13,125,000 Founder Shares outstanding. The Founder Shares are identical to the Class A Common Stock included in the Units sold in the Public Offering except that the Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s second amended and restated certificate of incorporation.

The sale of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

On February 7, 2022, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for ongoing operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of: (i) December 6, 2024 or (ii) the date on which the Company consummates the Business Combination. As of March 31, 2024 and December 31, 2023, the amount advanced by Sponsor to the Company was $650,000.

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

For the three months ended March 31, 2024 and March 31, 2023, the Company incurred and paid the affiliate $60,000.

5. Deferred Underwriting Compensation

The Company is committed to pay a deferred underwriting discount totaling $18,375,000, or 3.50% of the gross offering proceeds of the Public Offering, to the underwriters upon the Company’s consummation of a Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount, and no Deferred Discount is payable to the underwriters if there is no Business Combination.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the unaudited, interim, condensed financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

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

Warrants

The Company has determined that warrants issued in connection with its initial public offering in January 2022 are subject to treatment as a liability. The Company utilized a Monte Carlo simulation methodology to value the warrants for periods prior to public warrant trading and observable transactions for subsequent periods, with changes in fair value recognized in the condensed statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in March 2022. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of March 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five-year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. On March 31, 2024, the Company utilized recent transactions of the warrants and other factors to value the warrants due to a lack of adequate trading volume in the Company's public warrants on that date. The Public Warrants were valued at $0.35 and $0.12 at March 31, 2024 and December 31, 2023,

respectively. The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants.

As of March 31, 2024, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $2.9 million and approximately $6.1 million, respectively, based on the fair value of GHIXW on that date of $0.35.

As of December 31, 2023, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $1.0 million and approximately $2.1 million, respectively, based on the closing price of GHIXW on that date of $0.12.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	March 31,	Active Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Public warrants	$(6,125,000)	$—	$(6,125,000)	$—
Private placement warrants	$(2,916,667)	$—	$(2,916,667)	$—

	December 31,
	2023	(Level 1)	(Level 2)	(Level 3)
Investments Held in Trust Account	$555,541,639	$555,541,639	$—	$—

Public warrants	$(2,100,000)	$—	$(2,100,000)	$—
Private placement warrants	$(1,000,000)	$—	$(1,000,000)	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. On March 31, 2024, the Public and Private warrants were classified as Level 2 due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities. Trust assets were classified as Level 1 due to the use of observable inputs in an active market. As of March 31, 2024, the trust assets were held in cash. There were no transfers to/from Level 1, 2, and 3 in the periods ended March 31, 2024 or December 31, 2023.

8. Stockholders’ Deficit

Common Stock

The Company is authorized to issue 400,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 40,000,000 shares of Class F Common Stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2024, and December 31, 2023, there were 6,029,977 and 52,500,000 shares of Class A Common Stock, respectively, and 13,125,000 and 13,125,000 shares of Class F Common Stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

Results of Operations

For the three months ended March 31, 2024, the Company had a net loss of ($5,246,623) of which ($5,941,667) was a non-cash loss related to the change in fair value of the warrant liability and the remainder are expenses associated with normal operations.

For the three months ended March 31, 2023, the Company had net income of $3,341,744 of which ($1,033,334) was a non-cash loss related to the change in fair value of the warrant liability and the remainder are expenses associated with normal operations.

Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by December 6, 2024. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying condensed unaudited financial statements, at March 31, 2024, the Company had $673,751 in cash and deferred offering costs of $18,375,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

In addition, at March 31, 2024 and December 31, 2023, the Company had current liabilities of $4,074,545 and $3,647,590, respectively, and a working capital deficit of ($2,664,540) and ($1,779,880), respectively. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after March 31, 2024 and amounts are continuing to accrue. In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide the Company with additional working capital via a Sponsor Loan (see Note 4).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the three months ended March 31, 2024 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of March 31, 2024, $64,293,805 (including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of March 31, 2024, investment securities in the Company’s Trust Account consist of $64,293,805 in cash. As of March 31, 2024, the effective annualized rate of return generated by our investments was approximately 0.1751%.

We have not engaged in any hedging activities during the three months ended March 31, 2024. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. While we have processes to identify and appropriately apply applicable accounting requirements, we have enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus filed with the SEC on January 13, 2022 and our Annual Report on Form 10-K filed with the SEC on March 20, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on January 13, 2022 or our Annual Report on Form 10-K filed with the SEC on March 20, 2024 except for the below.

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

Through March 31, 2024, we incurred $11,016,653 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $10,500,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $18,375,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated January 13, 2022 which was filed with the SEC.

Our Sponsor, officers and directors have agreed, and our second amended and restated certificate of incorporation provides, that we will have until December 6, 2024 to complete our Business Combination. If we are unable to complete our Business Combination by December 6, 2024, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

As of March 31, 2024, after giving effect to our Public Offering and our operations subsequent thereto, $64,293,805 was held in the Trust Account, and we had $673,751 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

GORES HOLDINGS IX, INC.

Date: May 15, 2024	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)