Form 10-K/A
period 2023-12-31
Gores Holdings IX, Inc.
filed 2024-11-13
CIK 1894630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of November 13, 2024, there were 6,029,977 shares of the Company’s Class A Common Stock, par value $0.0001 per share, and 13,125,000 shares of the Company’s Class F Common Stock, par value $0.0001 per share, issued and outstanding.

Auditor Firm ID: 100	Auditor Name: WithumSmith+Brown, PC	Auditor Location: New York, New York, USA

Explanatory Note

Gores Holdings IX, Inc. (the “Company”) is filing this Form 10-K/A (“Form 10-K/A”) to amend the Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2024 (“Original Report”), to restate the Company’s financial statements and related footnote disclosures (the “Restatement”) for the years ended December 31, 2023 and 2022 (the “Affected Periods”). This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On August 23, 2024, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company concluded, among other things, that the Company’s previously issued (i) consolidated financial statements as of and for the years ended December 31, 2023 and 2022 included in the Original Report and (ii) unaudited condensed consolidated financial statements for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023 included in its Quarterly Reports on Form 10-Q defor the periods ended March 31, 2023, June 30, 2023, and September 30, 2023 (“Interim Periods”) should no longer be relied upon due to errors in such consolidated financial statements. The Company is restating these periods as a result of the discovery of errors for the accounting of the Company’s tax provision, which the Audit Committee has determined impacted the annual and quarterly reports filed during the Affected Periods. The impact of the Restatement on the Interim Periods is reflected in this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and has not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the filings made with the SEC subsequent to the filing of the Original Report.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

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

(c)
Dividends

The Company has not paid any cash dividends on its Class A Common Stock or Founder Shares to date and does not intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of the Board at such time. In addition, the Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if the Company incurs any indebtedness in connection with an initial business combination, the ability to declare dividends may be limited by restrictive covenants the Company may agree to in connection therewith.

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

Our Sponsor, officers and directors have agreed, and our second amended and restated certificate of incorporation provides, that we will have until December 6, 2024 (or such earlier date as determined by the Company's board of directors) to complete our Business Combination. If we are unable to complete our Business Combination by December 6, 2024, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days tthereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Results of Operations

For the Year Ended December 31, 2023, the Company had net income of $21,005,159 of which $1,808,333 was a non-cash gain related to the change in fair value of the warrant liability.

For the Year Ended December 31, 2022, the Company had net income of $15,476,249 of which $11,366,667 was a non-cash gain related to the change in fair value of the warrant liability.

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

At December 31, 2023 and December 31, 2022, the Company had current liabilities of $6,505,787 and $1,565,078 and working capital deficit of ($4,368,077) and ($242,545), respectively, the balances of which are primarily related to warrants we have recorded as liabilities as described in Notes 3 and 4 to the audited financial statements included elsewhere herein. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1 to the audited financial statements included elsewhere herein. Such work is continuing after December 31, 2023 and amounts are continuing to accrue. Additionally, the warrant liability will not impact the Company’s liquidity until a Business Combination has been consummated, as they do not require cash settlement until such event has occurred.

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

Derivative Liabilities

The Company evaluated the Warrants (as defined below in Note 4 – Public Offering to the audited financial statements included elsewhere herein) and Private Placement Warrants (as defined below in Note 5 – Related Party Transactions to the audited financial statements included elsewhere herein) (collectively, “Warrant Securities”) in accordance with ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC 815, the Warrant Securities are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

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

In addition, at December 31, 2023 and December 31, 2022, the Company had current liabilities of $6,505,787 and $1,565,078, respectively, and working capital (deficit) of ($4,368,077) and ($242,545), respectively. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1 to the audited financial statements included elsewhere herein. Such work is continuing after December 31, 2023 and amounts are continuing to accrue. In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide the Company with additional working capital via a Sponsor Loan (see Note 5 to the audited financial statements included elsewhere herein).

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

Restatement

As discussed in Note 2 to the financial statements, the 2023 and 2022 financial statements have been restated to correct certain misstatements.

Emphasis of the Matter - Restatement of Unaudited Interim Financial Statements

As discussed in Note 2 to the financial statements, the unaudited interim financial statements as of and for the three months ended March 31, 2023 as of and for the three and six months ended June 30, 2023, and as of and for the three and nine months ended September 30, 2023 have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, if the Company is unable to complete a business combination by December 6, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
New York, New York
March 19, 2024, except for the effects of the Restatement disclosed in Note 2, Note 3, and Note 7, as to which the date is November 13, 2024 PCAOB ID #100

GORES HOLDINGS IX, INC.

BALANCE SHEETS (AS RESTATED)

	December 31, 2023	December 31, 2022
ASSETS:
Current assets:
Cash	$1,842,524	$378,072
Prepaid expenses	25,186	944,461
Total current assets	1,867,710	1,322,533
Investments held in Trust Account	555,541,639	531,940,494
Total assets	$557,409,349	$533,263,027

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses, formation and offering costs	$360,875	$27,446
State franchise tax accrual	40,000	200,000
Income tax payable	5,454,912	737,632
Notes payable - related party	650,000	600,000
Total current liabilities	6,505,787	1,565,078
Public warrants derivative liability	2,100,000	3,325,000
Private warrants derivative liability	1,000,000	1,583,333
Deferred income tax payable	477,694	468,907
Deferred underwriting compensation	18,375,000	18,375,000
Total liabilities	28,458,481	25,317,318

Commitments and contingencies
Class A Common Stock subject to possible redemption, 52,500,000 shares at December 31, 2023 and 52,500,000 shares at December 31, 2022 (at redemption value of $10.51 and $10.11 per share, respectively, par value $10.00)	551,624,148	530,668,839
Stockholders' deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized, none issued or outstanding at December 31, 2023 and December 31, 2022	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 13,125,000 shares issued and outstanding at December 31, 2023 and December 31, 2022	1,313	1,313
Additional paid-in-capital	—	—
Accumulated deficit	(22,674,593)	(22,724,443)

Total stockholders' deficit	(22,673,280)	(22,723,130)

Total liabilities and stockholders' deficit	$557,409,349	$533,263,027

See accompanying notes to financial statements.

GORES HOLDINGS IX, INC.

STATEMENTS OF OPERATIONS (AS RESTATED)

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Professional fees and other expenses	$(1,836,585)	$(1,430,672)
State franchise taxes, other than income tax	(200,000)	(200,000)
Net loss from operations	(2,036,585)	(1,630,672)
Change in fair value of public and private warrant liabilities	1,808,333	11,366,667
Allocated expense for warrant issuance cost	—	(617,225)
Income from investments held in Trust Account	26,426,823	7,564,018
Net income before income taxes	26,198,571	16,682,788
Provision for income tax	(5,193,412)	(1,206,539)
Net income	$21,005,159	$15,476,249

Net loss per common share:
Weighted average shares outstanding of Class A Common Stock	52,500,000	50,631,000
Net loss per share, Class A Common Stock	$(0.09)	$(0.47)
Weighted average shares outstanding of Class F Common Stock	13,125,000	13,125,000
Net loss per share, Class F Common Stock	$(0.09)	$(0.47)

See accompanying notes to financial statements.

GORES HOLDINGS IX, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (AS RESTATED)

	For the Year Ended December 31, 2023
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2023	-	$-	13,125,000	$1,313	$-	$(22,724,443)	$(22,723,130)
Net income	-	-	-	-	-	21,005,159	21,005,159
Increase in redemption value of Class A Common Stock subject to redemption	-	-	-	-	-	(20,955,309)	(20,955,309)
Balance at December 31, 2023	-	$-	13,125,000	$1,313	$-	$(22,674,593)	$(22,673,280)

	For the Year Ended December 31, 2022
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2022	-	$-	15,093,750	$1,509	$23,491	$(6,112)	$18,888
Forfeited Class F Common Stock by Sponsor	-	-	(1,968,750)	(197)	197	-	-
Excess of fair value paid by founders for warrants	-	-	-	-	7,250,000	-	7,250,000
Subsequent measurement of Class A Common Stock subject to redemption against additional paid-in capital	-	-	-	-	(7,273,688)	-	(7,273,688)
Subsequent measurement of Class A Common Stock subject to redemption against accumulated deficit	-	-	-	-	-	(32,525,740)	(32,525,740)
Net income	-	-	-	-	-	15,476,249	15,476,249
Increase in redemption value of Class A Common Stock subject to redemption	-	-	-	-	-	(5,668,839)	(5,668,839)
Balance at December 31, 2022	-	$-	13,125,000	$1,313	$-	$(22,724,443)	$(22,723,130)

See accompanying notes to financial statements.

GORES HOLDINGS IX INC.

STATEMENTS OF CASH FLOWS (AS RESTATED)

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flows from operating activities:
Net income	$21,005,159	$15,476,249
Adjustments to reconcile net income to net cash used in operating activities:
Allocated expense for warrant issuance cost	—	617,225
Dividends reinvested in the Trust Account	(26,426,822)	(7,564,018)
Gain from change in fair value of private and public warrant liabilities	(1,808,333)	(11,366,667)
Changes in operating assets and liabilities:
State franchise tax accrual	(160,000)	195,930
Income tax payable	4,717,280	737,632
Deferred income tax	8,787	468,907
Prepaid assets	919,275	(944,461)
Accrued expenses, formation and offering costs	333,429	(134,300)
Net cash used in operating activities	(1,411,225)	(2,513,503)
Cash flows from investing activities:
Cash deposited in Trust Account	—	(525,000,000)
Cash withdrawn from Trust Account for tax and regulatory expenses	2,825,677	623,524
Net cash provided by/(used in) investing activities	2,825,677	(524,376,476)
Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	—	525,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	12,500,000
Proceeds from notes payable – related party	650,000	600,000
Repayment of notes and advances payable – related party	(600,000)	(300,000)
Payment of underwriters’ discounts and commissions	—	(10,500,000)
Payment of accrued offering costs	—	(179,109)
Net cash provided by financing activities	50,000	527,120,891
Net change in cash	1,464,452	230,912
Cash at beginning of period	378,072	147,160
Cash at end of period	$1,842,524	$378,072

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses, formation and offering costs	$—	$337,544
Deferred underwriting compensation	$—	$18,375,000
Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$50,350	$4,070

See accompanying notes to financial statements.

GORES HOLDINGS IX, INC.

NOTES TO THE FINANCIAL STATEMENTS (AS RESTATED)

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

2. Restatement of Previously Issued Financial Statements

The Company previously considered dividends earned in the Trust Account as qualified for the dividend received deduction per Internal Revenue Code §243 when filing tax returns for the tax years ended December 31, 2023 and 2022, respectively. Upon further scrutiny, the Company has determined those dividends are not eligible for the deduction and has amended those returns as a result.

The following tables summarize the effect of the restatement on each audited financial statement line item as of the dates, and for the period, indicated compared to the Original Report financial statements for the years ended December 31, 2023 and 2022:

	December 31, 2023
	As Previously
	Reported	Adjustments	As Restated
Balance Sheet
Income tax payable	$2,596,715	$2,858,197	$5,454,912
Total current liabilities	3,647,590	2,858,197	6,505,787
Deferred income tax payable	518,136	(40,442)	477,694
Total liabilities	25,640,726	2,817,755	28,458,481
Class A Common Stock subject to possible redemption	554,482,346	(2,858,198)	551,624,148
Accumulated deficit	(22,715,036)	40,443	(22,674,593)
Total stockholders' deficit	(22,713,723)	40,443	(22,673,280)
Statement of Operations (Year Ended December 31, 2023)
Provision for income tax	$(2,951,344)	$(2,242,068)	$(5,193,412)
Net income	23,247,227	(2,242,068)	21,005,159
Net loss per share, Class A Common Stock	(0.10)	0.01	(0.09)
Net loss per share, Class F Common Stock	(0.10)	0.01	(0.09)
Statement of Changes in Stockholders' Equity (Year Ended December 31, 2023)
Net income	$23,247,227	(2,242,068)	21,005,159
Increase in redemption value of Class A Common Stock subject to redemption	(23,444,634)	2,489,325	(20,955,309)
Statement of Cash Flows (Year Ended December 31, 2023)
Net income	$23,247,227	$(2,242,068)	$21,005,159
Income tax payable	2,475,048	2,242,232	4,717,280
Deferred income tax	8,951	(164)	8,787

	December 31, 2022
	As Previously
	Reported	Adjustments	As Restated
Balance Sheet
Income tax payable	$121,667	$615,965	$737,632
Total current liabilities	949,113	615,965	1,565,078
Deferred income tax payable	509,185	(40,278)	468,907
Total liabilities	24,741,631	575,687	25,317,318
Class A Common Stock subject to possible redemption	531,037,712	(368,873)	530,668,839
Accumulated deficit	(22,517,629)	(206,814)	(22,724,443)
Total stockholders' deficit	(22,516,316)	(206,814)	(22,723,130)
Statement of Operations (Year Ended December 31, 2022)
Provision for income tax	$(630,852)	$(575,687)	$(1,206,539)
Net income	16,051,936	(575,687)	15,476,249
Net loss per share, Class A Common Stock	(0.47)	0.00	(0.47)
Net loss per share, Class F Common Stock	(0.47)	(0.00)	(0.47)
Statement of Changes in Stockholders' Equity (Year Ended December 31, 2022)
Net income	$16,051,936	(575,687)	15,476,249
Increase in redemption value of Class A Common Stock subject to redemption	(6,037,712)	368,873	(5,668,839)
Statement of Cash Flows (Year Ended December 31, 2022)
Net income	$16,051,936	$(575,687)	$15,476,249
Income tax payable	121,667	615,965	737,632
Deferred income tax	509,185	(40,278)	468,907

The following tables summarize the effect of the restatement on each unaudited, condensed, consolidated financial statement line item as of the dates, and for the periods ,indicated compared to the Interim Period financial statements for the periods ended March 30, 2023, June 30, 2023, and September 30, 2023:

	March 31, 2023 (unaudited)
	As Previously
	Reported	Adjustments	As Restated
Balance Sheet
Income tax payable	$935,397	$1,069,830	$2,005,227
Total current liabilities	1,607,843	1,069,830	2,677,673
Deferred income tax payable	483,637	(196,788)	286,849
Total liabilities	26,408,147	873,042	27,281,189
Class A Common Stock subject to possible redemption	536,063,657	(687,107)	535,376,550
Accumulated deficit	(24,201,830)	(185,935)	(24,387,765)
Total stockholders' deficit	(24,200,517)	(185,935)	(24,386,452)
Statement of Operations (Three Months Ended March 31, 2023)
Provision for income tax	$(788,182)	$(297,355)	$(1,085,537)
Net income	3,341,744	(297,355)	3,044,389
Net loss per share, Class A Common Stock	(0.12)	0.01	(0.11)
Net loss per share, Class F Common Stock	(0.12)	0.01	(0.11)
Statement of Changes in Stockholders' Equity (Three Months Ended March 31, 2023)
Net income	$3,341,744	(297,355)	3,044,389
Increase in redemption value of Class A Common Stock subject to redemption	(5,025,945)	318,234	(4,707,711)
Statement of Cash Flows (Three Months Ended March 31, 2023)
Net income	$3,341,744	$(297,355)	$3,044,389
Income tax payable	813,730	453,865	1,267,595
Deferred income tax	(25,548)	(156,510)	(182,058)

	June 30, 2023 (unaudited)
	As Previously
	Reported	Adjustments	As Restated
Balance Sheet
Income tax payable	$914,491	$1,659,215	$2,573,706
Total current liabilities	1,672,108	1,659,215	3,331,323
Deferred income tax payable	459,333	(40,278)	419,055
Total liabilities	24,898,108	1,618,937	26,517,045
Class A Common Stock subject to possible redemption	541,569,971	(1,245,080)	540,324,891
Accumulated deficit	(22,765,887)	(373,857)	(23,139,744)
Total stockholders' deficit	(22,764,574)	(373,857)	(23,138,431)
Statement of Operations (Six Months Ended June 30, 2023)
Provision for income tax	$(1,287,581)	$(1,043,250)	$(2,330,831)
Net income	10,284,002	(1,043,250)	9,240,752
Net loss per share, Class A Common Stock	(0.10)	0.00	(0.09)
Net loss per share, Class F Common Stock	(0.10)	0.00	(0.09)
Statement of Changes in Stockholders' Equity (Six Months Ended June 30, 2023)
Net income	$10,284,002	(1,043,250)	9,240,752
Increase in redemption value of Class A Common Stock subject to redemption	(10,532,260)	876,207	(9,656,053)
Statement of Cash Flows (Six Months Ended June 30, 2023)
Net income	$10,284,002	$(1,043,250)	$9,240,752
Income tax payable	792,824	1,043,250	1,836,074
Deferred income tax	(49,852)	-	(49,852)

	September 30, 2023 (unaudited)
	As Previously
	Reported	Adjustments	As Restated
Balance Sheet
Income tax payable	$1,991,124	$2,195,098	$4,186,222
Total current liabilities	2,766,702	2,195,098	4,961,800
Deferred income tax payable	361,970	(40,278)	321,692
Total liabilities	26,670,339	2,154,820	28,825,159
Class A Common Stock subject to possible redemption	547,625,075	(1,679,759)	545,945,316
Accumulated deficit	(23,841,427)	(475,061)	(24,316,488)
Total stockholders' deficit	(23,840,114)	(475,061)	(24,315,175)
Statement of Operations (Nine Months Ended September 30, 2023)
Provision for income tax	$(2,189,587)	$(1,579,133)	$(3,768,720)
Net income	15,263,565	(1,579,133)	13,684,432
Net loss per share, Class A Common Stock	(0.11)	0.00	(0.11)
Net loss per share, Class F Common Stock	(0.11)	0.00	(0.11)
Statement of Changes in Stockholders' Equity (Nine Months Ended September 30, 2023)
Net income	$15,263,565	(1,579,133)	13,684,432
Increase in redemption value of Class A Common Stock subject to redemption	(16,587,363)	1,310,886	(15,276,477)
Statement of Cash Flows (Nine Months Ended September 30, 2023)
Net income	$15,263,565	$(1,579,133)	$13,684,432
Income tax payable	1,869,457	-	1,869,457
Deferred income tax	(147,215)	-	(147,215)

3. Significant Accounting Policies

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

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Class A	Class F	Class A	Class F
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(4,495,191)	$(1,123,798)	$(23,653,533)	$(6,174,246)

Denominator:
Weighted-average shares outstanding	52,500,000	13,125,000	50,631,000	13,125,000
Basic and diluted net loss per common share	$(0.09)	$(0.09)	$(0.47)	$(0.47)

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature (except for the derivative warrant liabilities, see Note 8).

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

Derivative Liabilities

The Company evaluated the Warrants (as defined below in Note 4 – Public Offering) and Private Placement Warrants (as defined below in Note 5 – Related Party Transactions) (collectively, “Warrant Securities”) in accordance with ASC 815-40, "Derivatives and Hedging — Contracts in Entity’s Own Equity," and concluded that the Warrant Securities could not be accounted for as components of equity. As the Warrant Securities meet the definition of a derivative in accordance with ASC 815, the Warrant Securities are recorded as derivative liabilities on the Balance Sheets and measured at fair value at inception (the Close Date) and remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statements of Operations in the period of change.

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

Redeemable Common Stock

As discussed in Note 4, all of the 52,500,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A Common Stock has been classified outside of permanent equity.

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

In addition, at December 31, 2023 and December 31, 2022, the Company had current liabilities of $6,505,787 and $1,565,078, respectively, and working capital deficit of ($4,368,077) and ($242,545), respectively. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after December 31, 2023 and amounts are continuing to accrue. In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide the Company with additional working capital via a Sponsor Loan (see Note 5).

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

4. Public Offering

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

As of December 31, 2023, the Class A Common Stock reflected on the balance sheet is reconciled in the following table.

As of December 31, 2023
Gross proceeds	$525,000,000
Less:
Proceeds allocated to public warrants	(11,025,000)
Class A shares issuance costs	(28,774,428)
Plus:
Accretion of carrying value to redemption value	39,799,428
Increase in redemption value of Class A Common Stock subject to possible redemption	26,624,148
Class A Common Stock subject to possible redemption	$551,624,148

5. Related Party Transactions

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

The sale of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probreable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

6. Deferred Underwriting Compensation

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

7. Income Taxes

Effective Tax Rate Reconciliation

A reconciliation of the statutory federal income tax expense to the income tax expense from continuing operations provided at December 31, 2023 and December 31, 2022 is as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Income tax expense/(benefit) at the federal statutory rate	$5,499,855	$3,503,385
Warrant liability	(379,750)	(2,387,000)
State income taxes - net of federal income tax benefits	(10,374)	(37,967)
Stock issuance	-	129,617
Dividends received deduction	-	-
Cash to accrual true-up	83,681	-
Change in valuation allowance	-	(1,496)
Total income tax expense	$5,193,412	$1,206,539

Current/Deferred Taxes

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Current income tax expense
Federal	$5,184,625	$737,632
State	-	-
Total current income tax expense	5,184,625	737,632
Deferred income tax expense
Federal	(62,675)	507,087
State	71,462	(38,180)
Total deferred income tax expense	8,787	468,907
Provision for income taxes	$5,193,412	$1,206,539

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Deferred tax assets
Accrued expenses	$98,118	$55,670
Net operating losses	509,185	122,115
Total deferred tax assets	607,303	177,785
Valuation allowance	-	-
Net deferred tax assets	607,303	177,785

Deferred tax liabilities
Prepaids	(6,164)	(231,167)
Accrued income	(609,926)	(415,525)
Total deferred tax liabilities	(616,090)	(646,692)
Net Deferred Tax Liability	$(8,787)	$(468,907)

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and December 31, 2022 is as follows:

	December 31, 2023	December 31, 2022
Federal Statutory Rate	21.0%	21.0%
Items Driving Rate Increase/(Decrease)
Facilitative Expenses	0.0%	0.0%
Fed Deduction for State Taxes Paid	0.0%	0.0%
Stock Issuance	0.0%	0.8%
Penalty	0.0%	0.0%
Current State Tax Liability, net of federal benefit	0.0%	0.0%
PY Federal Return-To-Provision True-up	1.6%	0.0%
Warrant Liability	-1.4%	-14.3%
Dividends Received Deduction	0.0%	0.0%
State Deferred Tax Expense	0.0%	0.0%
Change in State Tax Rate	0.0%	0.0%
Change in State Valuation Allowance	0.0%	0.0%
Change in Federal Valuation Allowance	0.0%	0.0%
	21.1%	7.5%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

8. Fair Value Measurement

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

9. Stockholders’ Deficit

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

10. Risk and Uncertainties

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

11. Subsequent Events

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. On March 20, 2024, the Company filed its original Annual Report on Form 10-K for the year ended December 31, 2023 (the “Original Report”). Based upon their evaluation at that earlier time, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, in connection with the preparation of this Form 10-K/A, our management re-evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to reliance on external consultants and insufficient risk assessment of the underlying accounting for certain instruments resulting in the Company’s restatement of its financial statements as described in the Explanatory Note to this Form 10-K/A, our disclosure controls and procedures were not effective as of December 31, 2023. While the Company has processes to identify and appropriately apply applicable accounting requirements, the Company plans to enhance its system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by its personnel and third-party professionals with whom the Company consults regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and the Company can offer no assurance that these initiatives will ultimately have the intended effects.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management concluded that , due to reliance on external consultants and insufficient risk assessment of the underlying accounting for certain instruments resulting in the Company’s restatement of its financial statements as described in the Explanatory Note to this Form 10-K/A, our internal control over financial reporting was not effective as of December 31, 2023. The Company plans to enhance its system of evaluating and implementing our internal control framework. The elements of our remediation plan can only be accomplished over time, and the Company can offer no assurance that these initiatives will ultimately have the intended effects.

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

24.1*	Power of Attorney (included on the signature pages herein).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Incentive-Based Compensation Recovery Policy.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GORES HOLDINGS IX, INC.

Date: November 13, 2024	By:	/s/ Mark Stone
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

Name	Title	Date
/s/ Alec Gores	Chairman	November 13, 2024
Alec Gores

/s/ Mark Stone	Chief Executive Officer	November 13, 2024
Mark Stone	(Principal Executive Officer)

/s/ Andrew McBride	Chief Financial Officer and Secretary	November 13, 2024
Andrew McBride	(Principal Financial and Accounting Officer)

/s/ Randall Bort	Director	November 13, 2024
Randall Bort

/s/ Keith Covington	Director	November 13, 2024
Keith Covington

/s/ Elizabeth Marcellino	Director	November 13, 2024
Elizabeth Marcellino