Form 10-Q
period 2024-09-30
Gores Holdings IX, Inc.
filed 2024-11-27
CIK 1894630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 27, 2024, there were 6,029,977 shares of the Company’s Class A Common Stock, par value $0.0001 per share, and 13,125,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES HOLDINGS IX, INC.

CONDENSED BALANCE SHEETS

	September 30, 2024
	(unaudited)	December 31, 2023
ASSETS
Current assets:
Cash	$905,958	$1,842,524
Prepaid expenses	198,992	25,186
Total current assets	1,104,950	1,867,710
Cash and investments held in Trust Account	64,761,208	555,541,639
Total assets	$65,866,158	$557,409,349

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses	$561,954	$360,875
State franchise tax accrual	30,000	40,000
Income tax payable	3,646,695	5,454,912
Notes payable - related party	2,800,000	650,000
Total current liabilities	7,038,649	6,505,787
Public warrants derivative liability	1,400,000	2,100,000
Private warrants derivative liability	666,667	1,000,000
Deferred income tax payable	(129,281)	477,694
Deferred underwriting compensation	18,375,000	18,375,000
Total liabilities	27,351,035	28,458,481

Commitments and contingencies
Class A Common Stock subject to possible redemption, 6,029,977 shares at September 30, 2024 and 52,500,000 shares at December 31, 2023 (at redemption value of $10.07 and $10.51 per share, respectively, par value $10.00)	60,715,011	551,624,148
Stockholders' deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized, excluding Class A common stock subject to possible redemption of 6,029,977 and 52,500,000 at September 30, 2024 and December 31, 2023, respectively	—	—
Class F Common Stock, $0.0001 par value; 40,000,000 shares authorized, 13,125,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	1,313	1,313
Additional paid-in capital	—	—
Accumulated deficit	(22,201,201)	(22,674,593)

Total stockholders' deficit	(22,199,888)	(22,673,280)

Total liabilities and stockholders' deficit	$65,866,158	$557,409,349

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS IX, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Professional fees and other expenses	$(459,208)	$(367,805)	$(1,404,682)	$(1,255,586)
State franchise taxes, other than income tax	(50,000)	(50,000)	(150,000)	(150,000)
Net loss from operations	(509,208)	(417,805)	(1,554,682)	(1,405,586)
Change in fair value of public and private warrant liabilities	—	(775,000)	1,033,333	(258,334)
Income from cash and investments held in Trust Account	732,552	7,074,374	2,587,074	19,117,072
Net income before provision for/(benefit from) income tax	223,344	5,881,569	2,065,725	17,453,152
Provision for/(benefit from) income tax	4,965	(1,437,889)	(133,965)	(3,768,720)
Net income	$228,309	$4,443,680	$1,931,760	$13,684,432

Net income/(loss) per common share:
Weighted average shares outstanding of Class A Common Stock	6,029,977	52,500,000	7,556,365	52,500,000
Net income/(loss) per share, Class A Common Stock (including accretion of temporary equity)	$(0.01)	$0.00	$0.02	$(0.11)
Weighted average shares outstanding of Class F Common Stock	13,125,000	13,125,000	13,125,000	13,125,000
Net income/(loss) per share, Class F Common Stock (including accretion of temporary equity)	$(0.01)	$0.00	$0.02	$(0.11)

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS IX, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For the Three Months Ended September 30, 2024
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at July 1, 2024	-	$-	13,125,000	$1,313	$-	$(22,014,269)	$(22,012,956)
Net income	-	-	-	-	-	228,309	228,309
Increase in redemption value of Class A Common Stock subject to redemption	-	-	-	-	-	(415,241)	(415,241)
Balance at September 30, 2024	-	$-	13,125,000	$1,313	$-	$(22,201,201)	$(22,199,888)

	For the Nine Months Ended September 30, 2024
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2024	-	$-	13,125,000	$1,313	$-	$(22,674,593)	$(22,673,280)
Net income	-	-	-	-	-	1,931,760	1,931,760
Increase in redemption value of Class A Common Stock subject to redemption	-	-	-	-	-	(1,458,368)	(1,458,368)
Balance at September 30, 2024	-	$-	13,125,000	$1,313	$-	$(22,201,201)	$(22,199,888)

	For the Three Months Ended September 30, 2023
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at July 1, 2023	-	$-	13,125,000	$1,313	$-	$(23,139,744)	$(23,138,431)
Net income	-	-	-	-	-	4,443,680	4,443,680
Increase in redemption value of Class A Common Stock subject to redemption	-	-	-	-	-	(5,620,424)	(5,620,424)
Balance at September 30, 2023	-	$-	13,125,000	$1,313	$-	$(24,316,488)	$(24,315,175)

	For the Nine Months Ended September 30, 2023
	Class A Common Stock		Class F Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance at January 1, 2023	-	$-	13,125,000	$1,313	$-	$(22,724,443)	$(22,723,130)
Net income	-	-	-	-	-	13,684,432	13,684,432
Increase in redemption value of Class A Common Stock subject to redemption	-	-	-	-	-	(15,276,477)	(15,276,477)
Balance at September 30, 2023	-	$-	13,125,000	$1,313	$-	$(24,316,488)	$(24,315,175)

See accompanying notes to the unaudited, interim, condensed financial statements.

GORES HOLDINGS IX, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash flows from operating activities:
Net income	$1,931,760	$13,684,432
Adjustments to reconcile net income to net cash used in operating activities:
Income from cash and investments held in Trust Account	(2,587,074)	(18,197,674)
(Gain)/loss from change in fair value of private and public warrant liabilities	(1,033,333)	258,334
Changes in operating assets and liabilities:
State franchise tax accrual	(10,000)	(170,000)
Income tax payable	(1,808,217)	3,448,590
Deferred income tax	(606,975)	(147,215)
Prepaid assets	(173,806)	645,567
Accrued expenses, formation and offering costs	201,079	118,132
Net cash used in operating activities	(4,086,566)	(359,834)
Cash flows from investing activities:
Stockholder redemption of Class A Common Stock	(492,367,506)	—
Cash withdrawn from Trust Account for tax and regulatory expenses	1,000,000	—
Net cash used in investing activities	(491,367,506)	—
Cash flows from financing activities:
Redemption of Class A Common Stock at extension	492,367,506	—
Proceeds from notes payable – related party	2,150,000	—
Net cash provided by financing activities	494,517,506	—
Net change in cash	(936,566)	(359,834)
Cash at beginning of period	1,842,524	378,072
Cash at end of period	$905,958	$18,238

Supplemental disclosure of income and franchise taxes paid:
Cash paid for income and state franchise taxes	$2,788,921	$824,609

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

At September 30, 2024, the Company had not commenced any operations. All activity for the period from July 8, 2021, the date on which operations commenced, through September 30, 2024 relates to the Company’s formation and initial public offering (“Public Offering”) described below and subsequently to the Company's search for a prospective initial Business Combination. The Company subsequently completed the Public Offering on January 14, 2022 (the “IPO Closing Date”). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. Subsequent to the Public Offering, the Company generates non-operating income in the form of interest and/or dividend income from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

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

In connection with the vote to approve the proposal to adopt the Extension Amendment at the Special Meeting, holders of 46,470,023 shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.59 per share, for a total aggregate redemption amount of approximately $492.3 million. As a result, approximately $492.3 million was distributed from the Company’s trust account to redeem such shares and 6,029,977 shares of Class A common stock remain outstanding and subject to redemption. Following the payment of the redemption price, approximately $63.8 million remained in the Trust Account.

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

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940 (the “Investment Company Act”), as amended, that invest only in direct U.S. government obligations. As of September 30, 2024, the Trust Account consisted of cash.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, interim, condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2024 and December 31, 2023 and the results of operations and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited, interim, condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2024 and the Company's Form 10-K/A filed with the SEC on November 13, 2024.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class F Common Stock (the “Founder Shares”). The Company's Class A Common Stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). The Company has recognized these changes, resulting in a net income/(loss) per common share. Income and losses are shared pro rata between the two classes of shares, which assumes a business combination as the most likely outcome. Net income/(loss) per common share is calculated by dividing the net income/(loss) by the weighted average shares of common stock outstanding for the respective period. At September 30, 2024 and December 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the periods presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of common stock.

	For the Three Months Ended September 30, 2024		For the Three Months Ended September 30, 2023		For the Nine Months Ended September 30, 2024		For the Nine Months Ended September 30, 2023
	Class A	Class F	Class A	Class F	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per common share:
Numerator:
Allocation of net income/(loss) including accretion of temporary equity	$(58,846)	$(128,086)	$54,668	$13,667	$172,964	$300,428	$(5,808,707)	$(1,452,177)

Denominator:
Weighted-average shares outstanding	6,029,977	13,125,000	52,500,000	13,125,000	7,556,365	13,125,000	52,500,000	13,125,000
Basic and diluted net income/(loss) per common share	$(0.01)	$(0.01)	$0.00	$0.00	$0.02	$0.02	$(0.11)	$(0.11)

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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”), and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs were $29,391,653 (including $28,875,000 in underwriters’ fees) consisting principally of professional and registration fees incurred through the condensed balance sheet date that are related to the Public Offering and are charged to temporary equity upon the completion of the Public Offering. Since the Company is required to classify the warrants as derivative liabilities, offering costs totaling $617,225 were recorded as an expense.

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

In connection with the vote to approve the proposal to adopt the Extension Amendment at the Special Meeting, holders of 46,470,023 shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.59 per share, for a total aggregate redemption amount of approximately $492.3 million. As a result, approximately $492.3 million was distributed from the Company’s trust account to redeem such shares and 6,029,977 shares of Class A common stock remain outstanding and subject to redemption. Following the payment of the redemption price, approximately $63.8 million remained in the Trust Account.

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

For those liabilities or benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2024 and December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company had no cash equivalents held outside the Trust Account.

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

The Company’s second amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust will be released until the earlier of (i) the completion of the Business Combination; (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination by December 6, 2024; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination by December 6, 2024, subject to the requirements of law and stock exchange rules. As of December 31, 2023, the Company had $555,541,639 in the Trust Account. At September 30, 2024, the Company had $64,761,208 in the Trust Account which may be utilized for Business Combinations. At December 31, 2023, the Trust Account consisted of money market funds, which are presented at fair value. At September 30, 2024, the Trust Account consisted of cash.

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

In addition, at September 30, 2024 and December 31, 2023, the Company had current liabilities of $7,038,649 and $6,505,787, respectively, and a working capital deficit of ($5,933,699) and ($4,638,077), respectively. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after September 30, 2024 and amounts are continuing to accrue. In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide the Company with additional working capital via a Sponsor Loan (see Note 4).

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

The public warrants issued as part of the Units are accounted for as liabilities as there are terms and features do not qualify for equity classification in FASB ASC Topic 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity.” The fair value of the public warrants at December 31, 2023 was a liability of $2,100,000. At September 30, 2024, the fair value of the public warrants decreased to $1,400,000. The change in fair value of $700,000 is reflected as a gain in the condensed statements of operations.

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

As of September 30, 2024 and December 31, 2023, the Class A Common Stock reflected on the condensed balance sheets is reconciled in the following table:

	As of September 30, 2024	As of December 31, 2023
Gross proceeds	$525,000,000	$525,000,000
Less:
Proceeds allocated to public warrants	(11,025,000)	(11,025,000)
Class A shares issuance costs	(28,774,428)	(28,774,428)
Plus:
Accretion of carrying value to redemption value	39,799,428	39,799,428
Increase in redemption value of Class A Common Stock subject to possible redemption	415,241	26,624,148
Redemption of shares	(464,700,230)	-
Class A Common Stock subject to possible redemption	$60,715,011	$551,624,148

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

At September 30, 2024 and December 31, 2023, there was an aggregate of 13,125,000 Founder Shares outstanding. The Founder Shares are identical to the Class A Common Stock included in the Units sold in the Public Offering except that the Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s second amended and restated certificate of incorporation.

The sale of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

On February 7, 2022, the Sponsor made available to the Company a loan of up to $4,000,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for ongoing operational expenses and certain other expenses in connection with the Business Combination. The note is unsecured, non-interest bearing and matures on the earlier of (i) December 6, 2024 or (ii) the date on which the Company consummates the Business Combination. As of September 30, 2024 and December 31, 2023, the amount advanced by Sponsor to the Company was $2,800,000 and $650,000, respectively.

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

For the three and nine months ended September 30, 2024 and 2023, the Company incurred and paid the affiliate $60,000 and $180,000, respectively.

5. Deferred Underwriting Compensation

The Company is committed to pay a deferred underwriting discount totaling $18,375,000, or 3.50%, of the gross offering proceeds of the Public Offering, to the underwriters upon the Company’s consummation of a Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount, and no Deferred Discount is payable to the underwriters if there is no Business Combination.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the unaudited, interim, condensed financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

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

Warrants

The Company has determined that warrants issued in connection with its initial public offering in January 2022 are subject to treatment as a liability. The Company utilized a Monte Carlo simulation methodology to value the warrants for periods prior to public warrant trading and observable transactions for subsequent periods, with changes in fair value recognized in the condensed statements of operations. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank-check’ companies that recently went public. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in March 2022. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of March 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five-year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. On September 30, 2024, the Company utilized recent transactions of the warrants and other factors to value the warrants due to a lack of adequate trading volume in the Company's public warrants on that date. The Public Warrants were valued at $0.08 and $0.12 at September 30, 2024 and December 31, 2023, respectively. The fair value of the Private Placement Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Placement Warrants have similar terms and are subject to substantially the same redemption features as the Public Warrants.

As of September 30, 2024, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $.67 million and approximately $1.4 million, respectively, based on the fair value of GHIXW on that date of $0.08.

As of December 31, 2023, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $1.0 million and approximately $2.1 million, respectively, based on the closing price of GHIXW on that date of $0.12.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

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

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. On June 30, 2024, the Public and Private warrants were classified as Level 2 due to the use of both observable inputs in an active market as well as quoted prices in active markets for similar assets and liabilities. At December 31, 2023, trust assets were classified as Level 1 due to the use of observable inputs in an active market. As of September 30, 2024, the trust assets were held in cash.

8. Stockholders’ Deficit

Common Stock

The Company is authorized to issue 400,000,000 shares of Class A Common Stock, par value $0.0001 per share, and 40,000,000 shares of Class F Common Stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2024, and December 31, 2023, there were 6,029,977 and 52,500,000 shares of Class A Common Stock subject to possible redemption, respectively, and 13,125,000 and 13,125,000 shares of Class F Common Stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

10. Subsequent Events

At a meeting of the board of directors (the “Board”) of Gores Holdings IX, Inc. (the “Company”) held on November 22, 2024, the Board determined that the Company will not be able to complete a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses by December 6, 2024 (the “Termination Date”), as required by the Company’s Second Amended and Restated Certificate of Incorporation (the “Charter”). As a result, and pursuant to the Charter, the Company will: (i) as of the Termination Date, cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, redeem 100% of the outstanding shares of the Company’s Class A common stock, par value $0.0001 per share (the “Public Shares”) in consideration of a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in a U.S. based trust account maintained by Computershare Trust Company, N.A., acting as trustee, including interest not previously released to the Company to fund regulatory compliance requirements and other costs related thereto, and/or to pay its franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), by (B) the total number of then outstanding Public Shares, which redemption will completely extinguish rights of the public stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following the redemption, subject to the approval of the remaining stockholders in accordance with applicable law, dissolve and liquidate, subject in each case to the Company’s obligations under the General Corporation Law of the State of Delaware, as amended from time to time, to provide for claims of creditors and other requirements of applicable law. The Company expects to effect the redemption on or around December 6, 2024. For illustrative purposes, based on the balance of the trust account as of October 31, 2024, the estimated per-share redemption price would be approximately $10.12. The Company’s warrants will expire worthless.

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

Results of Operations

For the three months ended September 30, 2024, the Company had net income of $228,309 .

For the nine months ended September 30, 2024, the Company had net income of $1,931,760 of which $1,033,333 was a non-cash gain related to the change in fair value of the warrant liability and the remainder are expenses associated with normal operations.

For the three months ended September 30, 2023, the Company had net income of $4,443,680 of which ($775,000) was a non-cash loss related to the change in fair value of the warrant liability and the remainder are expenses associated with normal operations.

For the nine months ended September 30, 2023, the Company had net income of $13,684,432 of which ($258,334) was a non-cash loss related to the change in fair value of the warrant liability and the remainder are expenses associated with normal operations.

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

As indicated in the accompanying condensed unaudited financial statements, at September 30, 2024, the Company had $905,958 in cash and deferred offering costs of $18,375,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

In addition, at September 30, 2024 and December 31, 2023, the Company had current liabilities of $7,038,649 and $4,961,800, respectively, and a working capital deficit of ($5,933,699) and ($4,644,669), respectively. Other amounts are related to accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after September 30, 2024 and amounts are continuing to accrue. In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide the Company with additional working capital via a Sponsor Loan (see Note 5).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the three months ended September 30, 2024 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of September 30, 2024, $64,761,208 (including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of September 30, 2024, investment securities in the Company’s Trust Account consist of $64,761,208 in cash. As of September 30, 2024, the effective annualized rate of return generated by our investments was approximately 0.1205%.

We have not engaged in any hedging activities during the three months ended September 30, 2024. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2024 due to a material weakness in internal control over financial reporting for the years ended December 31, 2023 and 2022, which was disclosed in our Form 10-K/A. We have committed significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate taxation treatment for all investment income, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Specifically, we plan to provide enhanced access to accounting literature and research materials and consult with third party professionals regarding complex accounting matters. The elements of our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We cannot guarantee that these initiatives will ultimately have the intended effects.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management concluded that , due to reliance on external consultants and insufficient risk assessment of the underlying accounting for certain instruments resulting in the Company’s restatement of its financial statements as described in the Explanatory Note to its Form 10-K/A filed on November 13, 2024, our internal control over financial reporting was not effective as of September 30, 2024. The Company plans to enhance its system of evaluating and implementing our internal control framework. The elements of our remediation plan can only be accomplished over time, and the Company can offer no assurance that these initiatives will ultimately have the intended effects.

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

As discussed in the Explanatory Note of our Form 10-K/A filed November 13, 2024 and as a result of errors relating for the accounting of the Company’s tax provision, we have filed our Form 10-K/A, which amends the Original Form 10-K to restate the audited financial statements as of and for the years ended December 31, 2023 and 2022 and associated report of the Company’s independent registered public accounting firm as well as the Company’s previously issued unaudited financial statements during those periods. As a result of the identified accounting errors, we have also included in this Quarterly Report on Form 10-Q the restated unaudited financial statements for first quarter of 2024. We have incurred, and may continue to incur, unanticipated costs in connection with or related to the investigation and restatement, as well as any litigation or regulatory inquiries that may result therefrom. In addition, the investigation and restatement may negatively affect investor confidence in the accuracy of our financial disclosures and cause us reputational harm.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. We have identified a material weakness in our internal control over financial reporting related to the errors relating for the accounting of the Company’s tax provision. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2024. We have taken measures to remediate such material weaknesses, however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our securities. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Through September 30, 2024, we incurred $11,016,653 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $10,500,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $18,375,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated January 13, 2022 which was filed with the SEC.

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

As of September 30, 2024, after giving effect to our Public Offering and our operations subsequent thereto, $64,761,208 was held in the Trust Account, and we had $905,958 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

In connection with the vote to approve the proposal to adopt the Extension Amendment at the Special Meeting, holders of 46,470,023 shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.59 per share, for a total aggregate redemption amount of approximately $492.3 million. As a result, approximately $492.3 million was distributed from the Company’s trust account to redeem such shares and 6,029,977 shares of Class A common stock remain outstanding and subject to redemption. Following the payment of the redemption price, approximately $63.8 million remained in the Trust Account.

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

GORES HOLDINGS IX, INC.

Date: November 27, 2024	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)